Form 10-Q
period 2004-03-27
BRODER BROS CO
filed 2004-05-11
CIK 1266700

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO

Commission File Number: 333-110029

Broder Bros., Co.

(Exact name of Registrant as specified in its charter)

Michigan	38-1911112
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 E. Hunting Park Avenue, Philadelphia, PA	19124
(Address of principal executive office)	(Zip code)

(215) 291-6140

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each co-registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

As of May 7, 2004, there were 958,182 shares of Class L, Series 1 common stock outstanding; 926,362 shares of Class L, Series 2 common stock outstanding; 2,452,012 shares of Class L, Series 3 common stock outstanding; 2,370,584 shares of Class L, Series 4 common stock outstanding; 9,640,373 Class A common stock outstanding; and 25,282,963 shares of common stock outstanding.

BRODER BROS., CO.

Quarterly Report for the Period Ended March 27, 2004

Broder Bros., Co. (the “Company”) is the issuer of 11.25% Senior Notes (“Senior Notes”) due October 15, 2010. The Senior Notes were the subject of an exchange offer that was registered with the Securities and Exchange Commission (“SEC”) (File No. 333-110029). In June 2003, the Company completed the purchase of T-Shirts & More, Inc. (“TSM”) through an asset purchase agreement, and in September 2003, the Company acquired all of the outstanding capital stock of Alpha Shirt Holdings, Inc., pursuant to a stock purchase agreement entered into in July 2003. As used herein and except as the context otherwise may require, the “Company,” “we,” “us,” “our,” or “Broder ” means, collectively, Broder Bros., Co. and all of its consolidated subsidiaries. For periods after the acquisition of Alpha Shirt Holdings, Inc. (see Note 3), “Alpha” refers to the former business owned by Alpha Shirt Holdings, Inc.

Part I. Financial Information

Item 1.	Financial Statements

BRODER BROS., CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 27, 2004 and December 27, 2003

	2004	2003
	(unaudited)
	(dollars in thousands, except share amounts)
ASSETS
Current assets
Cash	$3,780	$3,175
Accounts receivable, net of allowance for doubtful accounts of $3,142 at March 27, 2004 and $2,820 at December 27, 2003	71,870	67,508
Finished goods inventory	152,555	131,585
Prepaid and other current assets	8,244	5,375
Deferred income taxes	12,055	10,374

Total current assets	248,504	218,017
Fixed assets, net	15,574	16,339
Goodwill	137,865	137,969
Other intangibles	81,865	85,174
Deferred financing fees, net	16,662	17,363
Deferred income taxes	4,205	3,519
Other assets	501	501

Total assets	$505,176	$478,882

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligations	$1,335	$1,424
Accounts payable	111,990	80,235
Accrued expenses	7,978	10,755
Accrued interest	11,260	6,085

Total current liabilities	132,563	98,499
Long-term debt and capital lease obligations, net of current portion	260,666	261,943
Deferred income taxes	40,205	41,162
Other long-term liabilities	11,061	11,670

Total liabilities	444,495	413,274
Redeemable securities
Class A and L, Series 1 and 2 common stock, net of employee note receivable	718	718
Commitments and contingencies
Shareholders’ equity
Class L, Series 1 common stock; par value $0.01 per share; 2,000,000 shares authorized; 958,182 issued and outstanding (aggregate liquidation preference of $25,301 and $24,545 as of March 27, 2004 and December 27, 2003, respectively)	10	10
Class L, Series 2 common stock; par value $0.01 per share; 2,000,000 shares authorized; 926,362 issued and outstanding (aggregate liquidation preference of $16,987 and $16,381 as of March 27, 2004 and December 27, 2003, respectively)	9	9
Class L, Series 3 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,452,012 issued and outstanding (aggregate liquidation preference of $62,399 and $60,533 as of March 27, 2004 and December 27, 2003 respectively)	25	25
Warrants—Class L, Series 3	1,292	1,292
Class L, Series 4 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,370,584 issued and outstanding (aggregate liquidation preference of $41,722 and $40,218 as of March 27, 2004 and December 27, 2003, respectively)	24	24
Class A, common stock; par value $0.01 per share; 15,000,000 shares authorized; 9,640,373 issued and outstanding	96	96
Class B, common stock; par value $0.01 per share; 35,000,000 shares authorized; 25,282,963 issued and outstanding	253	253
Additional paid-in capital	107,840	107,840
Employee note receivable	(409)	(414)
Accumulated other comprehensive income	(218)	(244)
Accumulated deficit	(48,959)	(44,001)

Total shareholders’ equity	59,963	64,890

Total liabilities and shareholders’ equity	$505,176	$478,882

The accompanying notes are an integral part of the consolidated financial statements.

BRODER BROS., CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 27, 2004 and March 29, 2003

	2004	2003
	(unaudited)
	(dollars in thousands)
Net sales	$176,760	$75,919
Cost of sales	145,669	63,964

Gross profit	31,091	11,955
Warehousing, selling and administrative	31,276	13,765
Restructuring charges	661	—

Total operating expenses	31,937	13,765

Loss from operations	(846)	(1,810)
Other (income) expense
Interest	7,357	2,327
Change in fair value of interest rate swaps and periodic net swap settlements	(93)	(159)
Other, net	71	20

Total other expense	7,335	2,188

Loss before income taxes	(8,181)	(3,998)
Income tax benefit	(3,223)	(1,488)

Net loss	$(4,958)	$(2,510)

The accompanying notes are an integral part of the consolidated financial statements.

BRODER BROS., CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 27, 2004 and March 29, 2003

	2004	2003
	(unaudited)
	(dollars in thousands)
Cash flows from operating activities
Net loss	$(4,958)	$(2,510)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	1,529	850
Amortization	4,030	817
Deferred taxes	(1,643)	1,448
Amortization of FAS 133 transition adjustment	26	48
Change in fair value of interest rate swaps	(93)	(159)
Payable-in-kind interest expense	—	81
Changes in operating accounts
Accounts receivable	(4,362)	3,733
Inventory	(20,970)	8,022
Prepaid and other	(2,869)	680
Deferred taxes	(1,681)	(3,312)
Accounts payable	47,076	(1,400)
Accrued liabilities and other	1,991	(698)

Net cash provided by operating activities	18,076	7,600

Cash flows from investing activities
Acquisition of fixed assets	(764)	(691)

Net cash used in investing activities	(764)	(691)

Cash flows from financing activities
Borrowings on revolving credit agreement	75,500	24,900
Repayments on revolving credit agreement	(76,400)	(25,100)
Payments of principal on capital lease obligations	(466)	(419)
Change in book overdraft	(15,341)	(6,060)

Net cash used in financing activities	(16,707)	(6,679)

Net increase in cash	605	230
Cash at beginning of period	3,175	2,623

Cash at end of period	$3,780	$2,853

Supplemental disclosure of cash flow information
Interest paid	$11,764	$2,374

Taxes paid	$105	$382

Assets acquired as a result of capital lease obligations	$—	$1,155

The accompanying notes are an integral part of the consolidated financial statements.

BRODER BROS., CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of the Company

Broder Bros., Co. and subsidiaries (the “Company”) is a national wholesale distributor of imprintable sportswear and related products which include undecorated or “blank” T-shirts, sweatshirts, polo shirts, fleece, caps, bags and other imprintable accessories that are decorated primarily for advertising and promotional purposes. Products are sold to screen printers, embroiderers and advertising specialty companies through sixteen distribution centers strategically located throughout the United States. These customers decorate the Company’s products with corporate logos, brands and other promotional images, then sell the imprinted sportswear and accessories to a highly diversified range of end-customers, including Fortune 1000 companies, sporting venues, concert promoters, athletic leagues, educational institutions and travel resorts.

In June 2003, the Company completed the purchase of T-Shirts & More, Inc. (“TSM”) through an asset purchase agreement, and in September 2003, the Company acquired all of the outstanding capital stock of Alpha Shirt Holdings, Inc. (“Alpha”), pursuant to a stock purchase agreement entered into in July 2003. Immediately after consummation of the acquisition, Alpha and its subsidiaries were merged with and into Broder Bros., Co., except for ASHI, Inc., which became a direct, wholly owned non-operating subsidiary of the Company.

The Company operates on a 52/53-week year basis with the year ending on the last Saturday of December. The three months ended March 27, 2004 and March 29, 2003 each consisted of thirteen weeks. Fiscal periods are identified according to the calendar period that they most accurately represent. For example, the quarterly period ended March 27, 2004 is referred to herein as “the three months ended March 31, 2004,” the quarterly period ended March 29, 2003 is referred to herein as “the three months ended March 31, 2003,” and the balance sheet dates of March 27, 2004 and December 27, 2003 are referred to herein as “March 31, 2004” and “December 31, 2003,” respectively.

Basis of Presentation of Unaudited Interim Financial Information

The unaudited consolidated financial information herein has been prepared in accordance with generally accepted accounting principles and are in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003 of the Company, which are included in the Registration Statement on Form S-4 filed with the SEC on April 16, 2004. The Company’s Registration Statement was declared effective by the SEC on April 20, 2004.

Principles of Consolidation and Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These assumptions also affect the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out method. Inventory consists of finished goods held for sale. The Company’s reported inventory cost consists of the cost of product, net of vendor incentives related to unsold inventory, and certain costs incurred to bring inventory to its existing condition or location, including freight-in, purchasing, receiving, inspection and other material handling costs. The Company maintains an allowance for potential losses on the disposal of its discontinued and slow moving inventory.

Prior to fiscal year 2003, the Company’s inventory cost excluded the costs of purchasing, receiving, inspecting and handling inventory (which were recorded as warehousing, selling and administrative expenses) and also excluded the capitalization of vendor incentives related to unsold inventory. The Company has determined this historical method of costing inventory was not in accordance with generally accepted accounting principles. The impact of this erroneous accounting on the prior fiscal years for 2002 and 2001 was not material, and the accumulated pre-tax impact of $175,000 was recorded as a charge to 2003 cost of sales at the beginning of 2003. In addition, the Company has previously issued unaudited interim financial information for the six months ended June 28, 2003 and the nine months ended September 27, 2003, which also included the aforementioned erroneous accounting, which resulted in a $104,000 net overstatement of pre-tax earnings for the nine months ended September 27, 2003. These changes to the previously issued unaudited interim financial statements will be corrected when they are included as comparative amounts to interim financial statements in future periods.

Stock options

The Company accounts for stock-based compensation using the intrinsic value method described in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and in accordance with APB No. 25, compensation cost for stock options is recognized in income based on the excess, if any, of the fair market value of the stock at the date of grant over the amount an employee must pay to acquire the stock. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended
	March 31, 2004	March 31, 2003
	(in thousands)
Net loss, as reported	$(4,958)	$(2,510)
Pro Forma SFAS No. 123 expense	(5)	(5)

Pro Forma net loss	$(4,963)	$(2,515)

New accounting pronouncements

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which was first issued in January 2003 and requires the consolidation of variable interest entities, as defined. For Broder, variable interest entities created after December 31, 2003, require application of the provisions of FIN 46 immediately. For all previously existing entities subject to FIN 46, application is required by the beginning of its fiscal year 2005. The Company is currently assessing the applicability and potential impact of FIN 46 on certain of its facility operating leases and other contractual relationships. If any of the entities related to these arrangements require consolidation under the provisions of FIN 46, the impact would be material to Broder’s financial position. For the Company’s interest in an entity that is subject to this Interpretation and that is created after December 31, 2003, the Company shall apply this Interpretation to that entity immediately. For the Company’s interest in an entity that is subject to this Interpretation and was created prior to December 31, 2003, the Company shall apply this Interpretation in its fiscal 2005. Based on the Company’s preliminary assessment of FIN 46, it is reasonably possible that once the Interpretation is effective, the Company will be required to consolidate certain real estate and operating lease interests.

2. Shareholders’ Equity

On September 22, 2003, the Company issued new equity to Bain Capital and related investors with proceeds aggregating $76.0 million, less related fees and expenses of approximately $0.3 million. The $76.0 million of new equity was comprised of:

•	25,282,963 shares of Class B common stock with a par value of $0.01 per share. These shares are non-voting, but are otherwise identical to the existing shares of Class A common stock.

•	2,452,012 shares of Class L, Series 3 common stock with a par value of $0.01 per share. These shares are non-voting and have a liquidation preference over the Class A and B common stock. The liquidation preference per share is calculated as $23.90 plus an amount accumulating from the date of issuance at a rate of 12.5% per annum, and compounding quarterly, on the outstanding accumulated preference. In addition, the Class L, Series 3 shareholders were also issued warrants for the purchase of 272,445 shares of Class L, Series 3 common stock at an exercise price of $15.75 per share. The Class L, Series 3 warrants expire on September 22, 2013 and were valued at approximately $1.3 million in the accompanying financial statements.

•	2,370,584 shares of Class L, Series 4 common stock with a par value of $0.01 per share. These shares are non-voting and have a liquidation preference over the Class A and B common stock. The liquidation preference per share is calculated at $16.32 plus an amount accumulating from the date of issuance at a rate of 15.0% per annum, and compounding quarterly, on the outstanding accumulated preference.

Effective May 3, 2000 the Company entered into an agreement and plan of merger (the “Merger Agreement”) with BB Merger Corp., a transitory Delaware merger corporation formed by Bain Capital, Inc., resulting in a recapitalization of the company and ensuing change in ownership (the “Recapitalization”). Pursuant to the Merger Agreements, on May 3, 2000, BB Merger Corp. was merged into the Company, with the Company being the surviving corporation. In connection with the Recapitalization, the former shareholders of the Company converted a significant portion of their prior Class A and Class B common stock into a right to receive specified payments, while simultaneously, certain equity investors, affiliates of Bain Capital, Inc. and executives of the Company acquired an approximate 86% economic equity stake in the Company. The remaining 14% was owned by former shareholders of the Company.

In connection with the Recapitalization, the Company entered into a non-contingent deferred compensation agreement with an officer of the Company for $1.0 million payable in seven years. The deferred benefit is accelerated in the event of a sale of the Company, or in the event of death or permanent disability of the recipient. Interest is accrued on a monthly basis at the short term applicable federal rate and is compounded annually. This interest amount is charged to operations as a transaction cost and is included in other long-term liabilities at March 31, 2004 and December 31, 2003.

3. Acquisitions

In accordance with SFAS No. 141 “Business Combinations,” the purchase price paid in each acquisition has been allocated to the assets acquired and liabilities assumed. In June 2003, the Company acquired substantially all of the assets of TSM, a regional sportswear distributor with one location in Louisville, Kentucky, and in September 2003, the Company acquired all of the outstanding capital stock of Alpha, a national sportswear and accessories distributor with five locations located throughout the United States. The primary benefit inherent in the TSM acquisition was in the form of operating synergies expected to result from the elimination of duplicative infrastructure, job functions, and selling, general and administrative costs. Accordingly, the excess purchase price paid for TSM over the fair value of tangible assets acquired and liabilities assumed was allocated to goodwill. The acquisition of Alpha brings the Company greater scale, broader product offering, extended national presence and differentiated customer selling support. The purchase price allocation for the acquisition of Alpha was performed with the assistance of an independent appraisal firm to determine valuations of certain tangible and identifiable intangible assets. The Alpha purchase price allocation is preliminary with respect to certain assets and accrued liabilities.

The following table represents the preliminary allocation of the purchase price to assets acquired and liabilities assumed for the acquisitions of TSM and Alpha:

	TSM	Alpha
	(in thousands)
Accounts receivable	$768	$49,313
Inventory	1,961	53,508
Other assets	138	4,592
Fixed assets	48	7,611
Customer relationships	—	47,600
Trademarks and trade names	—	40,100
Other intangible assets	—	733
Goodwill	2,442	126,976
Accounts payable and other liabilities	(2,759)	(42,032)
Long-term debt	—	(150)
Deferred taxes, net	—	(40,462)

Purchase Price	$2,598	$247,789

The unaudited pro forma financial information presented below gives effect to the TSM and Alpha acquisitions as if they occurred as of the beginning of fiscal 2003. The information presented below is for illustrative purposes only and is not indicative of results which would have been achieved or may be achieved in the future.

Three Months Ended March 31, 2003
(in thousands)

Net Sales	$166,415
Gross Profit	27,944
Loss from Operations	(796)
Net Loss	(4,525)

The results of operations for each acquisition have been included in the consolidated financial statements since the date of acquisition.

4. Comprehensive Loss

	Three Months Ended
	March 31, 2004	March 31, 2003
	(in thousands)
Net loss	$(4,958)	$(2,510)
Amortization of FAS 133 transition adjustment, net of taxes of $17 and $24, respectively	26	48

Comprehensive loss	$(4,932)	$(2,462)

5. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following:

	March 31, 2004	December 31, 2003
	(in thousands)
Revolving credit facility	$85,000	$85,900
Senior notes	175,000	175,000
Kay’s seller note	150	150
Capital lease obligations	1,851	2,317

	262,001	263,367
Less: current portion	1,335	1,424

Total long-term debt and capital lease obligations, excluding current portion	$260,666	$261,943

Revolving Credit Facility

In connection with the Alpha acquisition, the Company retired its existing revolving credit facility and entered into a new revolving credit facility. The new revolving credit facility is available until September 2008 and provides for aggregate borrowings of up to $175.0 million, subject to borrowing base limitations. The new revolving credit facility is secured by first priority pledges of all the equity interests owned by the Company in its domestic subsidiaries and 66% of all equity interests in any future foreign subsidiaries. The new revolving credit facility is also secured by first priority interests in, and mortgages on, substantially all tangible and intangible assets of the Company and each of its direct and indirect domestic subsidiaries. Availability under the new revolving credit facility is based on a borrowing base calculated using advance rates applied to eligible accounts receivable and eligible inventory. The revolving credit facility contains both affirmative and negative covenants which, among other things, may require the Company to meet certain financial tests (including a minimum interest coverage ratio and minimum levels of EBITDA, as defined in the credit facility), and places limits upon capital expenditures, disposals of assets, mergers and acquisitions, further indebtedness, transactions with affiliates and other customary restrictions. The occurrence of certain of these events may accelerate required repayment. As of March 31, 2004, the Company was in compliance with all covenants.

The revolver agreement provides for interest based upon a fixed spread above the bank’s prime lending rate, or other rate options which are periodically fixed at a spread over the bank’s LIBOR lending rate. In addition, an unused credit facility fee ranging from 0.375% to 0.5% is charged quarterly on the average daily unused portion of the facility. The unused credit facility fees amounted to approximately $0.1 million for the three months ended March 31, 2004. The effective interest rates at March 31, 2004 and December 31, 2003 were 5.4% and 5.7%, respectively, and the weighted average interest rate on the new revolving credit facility was 4.5%. As of March 31, 2004, outstanding borrowings on the revolving credit facility were $85.0 million, which left approximately $46.5 million of available borrowing base capacity.

Deferred financing fees related to the revolving credit facility of $7.1 million are being amortized on a straight-line basis over the life of the facility.

The revolving credit facility also contains a provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the revolving credit agreement of $175.0 million. As of March 31, 2004 and December 31, 2003, the Company had outstanding letters of credit related to commitments for the purchase of inventory of approximately $12.7 million and $6.1 million, respectively.

Senior Subordinated Notes

On June 27, 2003, the Company completed the conversion of all outstanding Senior Subordinated Notes (approximately $13.2 million carrying value at time of conversion) into 966,791 shares of Class L, Series 2 (“Class L-2”) and recognized a loss of approximately $1.9 million reflecting the difference between the carrying value of the notes and the estimated fair value of the Class L-2 shares. The Class L–2 shares are non-voting and provide for a liquidation preference over Class A shares with respect to any distribution by the Company to holders of its capital stock equal to the conversion value of the shares plus an amount that accrues at an annual rate of 15% compounded on a quarterly basis. Class L-2 shares have a par value $0.01 per share and are identical to Class A common shares in all other respects.

Subordinated Debt—Selling Shareholder

On September 22, 2003, in connection with the Alpha acquisition, the Company repaid all of the outstanding subordinated debt—selling shareholder (approximately $6.1 million carrying value at time of repayment) for $4.5 million, recognizing a gain of approximately $1.6 million.

Senior Notes

On September 22, 2003, in connection with the Alpha acquisition, the Company completed a private offering of $175.0 million 11 1/4% Senior Notes due October 15, 2010. The proceeds of the private offering were used to finance the Alpha acquisition, repay existing indebtedness of the Company and Alpha, and to pay related fees and expenses. The Senior Notes are guaranteed on a senior unsecured basis by all existing and future material domestic subsidiaries, and pay interest semi-annually in arrears on April 15 and October 15 of each year. The indenture governing the Senior Notes contains customary affirmative and negative covenants which, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends, merge or consolidate, or otherwise sell or dispose of substantially all of the Company’s assets. The occurrence of certain of these events may accelerate required repayment of the notes.

Interest rate swaps

As a condition of prior revolving credit facility, the Company was required to enter into interest rate protection agreements (“swaps”) which survived to the new Revolving Credit Facility. The Company does not use derivatives for speculative purposes.

The Company had outstanding interest rate swap agreements with a commercial bank as follows:

	Notional Amounts
	March 31, 2004	December 31, 2003
	(in thousands)
Maturity—May 2005	$20,000	$20,000
Maturity—October 2008	10,000	10,000

	$30,000	$30,000

The Company is exposed to credit loss in the event of nonperformance by the counter party. The Company does not anticipate nonperformance to be likely.

The fair value of the Company’s interest rate protection agreements approximated $(2.0) million at December 31, 2000. Upon adoption of SFAS No. 133 on December 31, 2000, the Company reduced other comprehensive income by this amount, less the tax effect, as a result of the transition. Immediately following adoption, the Company elected to not apply hedge accounting for these swap agreements. The fair value of these interest rate swaps decreased to approximately $(3.1) million and $(3.2) million at March 31, 2004 and December 31, 2003, respectively. These decreases in value have been recognized in earnings. In addition, approximately $26,000 and $48,000, net of tax, of the initial transition adjustment was reclassified to earnings during the three months ended March 31, 2004 and 2003, respectively. The Company expects to reclassify approximately $0.1 million, net of tax, during the next 12 months. The swaps were classified as other long-term liabilities at March 31, 2004 and December 31, 2003 based on the expected timing of the cash flows related to the swaps.

Redeemable Securities

Certain key executives of the Company hold common shares that may be put to the Company at their then fair market value if the executive terminates for any reason other than for cause or without good reason. As of March 31, 2004 and December 31, 2003, the recorded value of the redeemable securities of $1.4 million and $1.4 million, respectively, are net of the related executive note receivables outstanding of approximately $0.7 million. As of December 31, 2002 the common shares were carried at their fair market value as of the original grant date, as redemption was considered to be uncertain for the majority of executives holding shares in the Company. Effective September 22, 2003, one executive experienced a triggering event which may result in the exercise of the put feature of the related common shares. As a result, the common shares owned by that executive were re-valued as of September 27, 2003 and the related accretion was recorded resulting in an adjustment to additional paid-in capital of $55,000 during the year ended December 31, 2003. Redemption is considered to be uncertain for all other executives as of March 31, 2004 and December 31, 2003 based on the fact that a triggering event has not occurred leading to an executive’s termination for any other reason than for cause or without good reason.

These shares, net of the related note receivable, have been recorded as mezzanine debt on the consolidated balance sheet at each of the following dates:

	Number of Shares	Common Stock at Par Value	Additional Paid-in Capital
	(in thousands, except share amounts)
March 31, 2004
Class A	670,738	$6.7	$124
Class L, Series 1	41,818	0.4	658
Class L, Series 2	40,429	0.4	636
December 31, 2003
Class A	670,738	$6.7	$124
Class L, Series 1	41,818	0.4	658
Class L, Series 2	40,429	0.4	636

6. Related Party Transactions

In May 2000, the Company entered into an Advisory Services Agreement with Bain Capital, Inc. pursuant to the Merger Agreement and Recapitalization of the Company. The Advisory Services Agreement required the Company to pay a quarterly advisory fee of approximately $0.2 million for a ten year period. In an event of a change of control or Initial Public Offering prior to the ten year period, Bain Capital would have received a lump sum payment equivalent to three years of advisory fees. The agreement also required the Company to pay investment banking fees in the amount of 1% of certain prescribed transactions, part of which could have been used to offset the quarterly advisory fee otherwise due. There were no payments for investment banking services during the three months ended March 31, 2004, and advisory service payments were $0.2 million during the three months ended March 31, 2003.

In connection with the acquisition of Alpha in September 2003, the Advisory Services Agreement was cancelled and replaced by a discretionary, contingency-based agreement, subject to certain limitations set forth therein. Under the amended and restated Advisory Services Agreement, for the first two full fiscal years following the acquisition and related equity investment by Bain Capital, Bain Capital may be paid a management fee for strategic, financial and other advisory services up to an annual maximum of $1.5 million at the discretion of the Company’s board of directors. In the event Bain Capital receives a fee for fiscal 2004, it will also receive a pro rata portion of such fee for the period from the closing of the acquisition through December 31, 2003. For each full fiscal year beginning in fiscal 2006, Bain Capital may be paid a fee up to an annual maximum of $3.0 million at the discretion of the Company’s board of directors. Before any such management fees may be paid, EBITDA, as defined in the amended and restated advisory agreement, after giving effect to payment of the management fee, must be greater than $52.0 million in order for Bain Capital to earn a fee. For purposes of calculating whether the payment of a management fee is permitted in fiscal 2004, EBITDA in fiscal 2004 will be adjusted for certain cost savings set forth in the agreement that are expected to be achieved in the next nine months, without duplication of such cost savings actually realized through fiscal year 2004, as reviewed and approved by the Company’s board of directors in their reasonable discretion. Except as described in this paragraph, the new Advisory Services Agreement is substantially identical to the prior advisory services agreement. Management believes that the terms of such advisory agreement with Bain Capital are no less favorable than those that could have been obtained pursuant to a similar agreement with an unrelated third party. No advisory service fee has been recorded during the three months ended March 31, 2004.

In connection with the Recapitalization, the Company loaned an officer $1.0 million as a note receivable with interest at the annual short-term federal rate compounded annually. The note is due May 3, 2007. As security, the officer has pledged shares in the Company. $0.7 million of the employee note and related interest are netted against the related redeemable securities that are included as mezzanine debt on the consolidated balance sheets. The remaining $0.3 million and related interest is included in the shareholders’ equity section of the consolidated balance sheets. As disclosed in Note 2, the Company also entered into a non-contingent deferred compensation agreement with the same officer for $1.0 million also payable in 2007.

7. Commitments and Contingencies

Self-Insured Health Plan

The Company maintains a self-insured health plan for all of its Broder division employees. The Company has purchased stop loss insurance to supplement the health plan, which will reimburse the Company for individual claims in excess of $0.1 million annually or aggregate claims exceeding approximately $2.5 million. At March 31, 2004 and December 31, 2003, approximately $0.5 million was included in accrued liabilities.

Litigation

In April 2004, a contracted supplier filed a claim against the Company for breach of contract, fraud and negligent misrepresentation. Because, at this time, the outcome of the claim is not probable and the amount of potential loss, if any, cannot be reasonably estimated, no accrual for loss is provided in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. The Company believes it has meritorious defenses and will vigorously defend the case. The Company is also a party to various other lawsuits arising out of the normal conduct of its business.

Employment Agreements

The Company has entered into employment agreements with certain employees, which provide that the employee will not compete in the wholesale distribution of imprintable sportswear and accessories business for a specified period after their respective termination dates. The employment agreements also define employment terms including salary, bonus and benefits to be provided to the respective employees.

Advisory Agreement

In connection with the acquisition of Alpha, the Company entered into a new Advisory Services Agreement with Bain Capital in September 2003. See Note 6.

8. Segment Information

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company’s principal operating segments are grouped into two business units: the Broder division, and with the September 22, 2003 acquisition of Alpha, the Alpha division. Prior to the acquisition of Alpha the Company operated one segment. Operating segments are defined as components of the business for which separate information is available and is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. While management expects these segments to exhibit similar long-term financial performance because they have similar economic characteristics, the nature of each division’s products is similar, the type of customer is similar and the method used to distribute their products is similar, the Company has determined that it had two operating segments as of March 31, 2004 and December 31, 2003 because a comprehensive integration of the two businesses had not occurred. Until such time as a comprehensive integration of the two businesses has occurred, the Company intends to separately identify and manage certain key elements of each division. The following table presents information used by the Company’s chief operating decision makers in deciding how to allocate resources and in assessing performance.

	Broder	Alpha	Consolidated
	(in thousands)
Statement of Operations Information for the Three Months Ended March 31, 2004
Net sales	$79,771	$96,989	$176,760
Cost of sales	68,110	77,559	145,669

Gross profit	$11,661	$19,430	$31,091

Balance Sheet Information as of March 31, 2004
Accounts receivable, net	$32,004	$39,866	$71,870
Inventory	84,919	67,636	152,555
Goodwill and intangible assets	11,117	208,613	219,730
Accounts payable	56,702	55,288	111,990

9. Restructuring Charges

Following the September 2003 acquisition of Alpha, the Company changed its inventory replenishment strategy and began the initiative to consolidate corporate headquarters of the combined Company. As a result, the Company effected a restructuring and asset impairment plan designed to reduce its cost structure by closing two distribution centers, disposing of the related fixed assets and reducing its workforce.

During the fourth quarter of 2003, the Company recorded a $9.1 million restructuring charge in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” on the Company’s Broder division which was included in total operating expense for the year ended December 31, 2003. This charge consisted of the fair value of the future lease obligations as of the cease-use date, net of expected sub-lease rentals, severance related payments for distribution center and corporate office staff reductions and fixed asset impairment charges related to the disposal of distribution center fixed assets. The distribution centers were closed during the fourth quarter of 2003. The Company expects to incur a total of approximately $10.9 million in connection with the 2003 restructuring plan, consisting of approximately $7.0 million in distribution center closure costs, $0.9 million in non-cash fixed asset impairment charges and approximately $3.0 million in cash severance and related benefits. The majority of severance payments related to corporate employees are expected to be paid during the third quarter of 2004 due to planned corporate employee termination dates.

The Broder division’s restructuring activity is summarized as follows:

	Balance at December 31, 2003	Restructuring Charge	Cash Payments	Non-Cash Items Expensed Immediately	Balance at March 31, 2004
	(in thousands)
Distribution center closure costs
Lease termination costs	$7,150	$—	$(147)	$—	$7,003
Severance and related benefits	180	—	(145)	—	35
Corporate workforce reduction
Severance and related benefits	918	661	(127)	—	1,452

	$8,248	$661	$(419)	$—	$8,490

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references to “Broder ” the “Company,” “we,” “us,”and “our” include Broder Bros., Co. and its subsidiaries. References in this report to TSM refer to the acquisition of T-Shirts & More, Inc. that was completed in June 2003. References in this report to Alpha refer to the acquisition of Alpha Shirt Holdings, Inc. that was completed in September 2003.

Broder operates on a 52- or 53-week year basis with the fiscal year ending on the last Saturday of December. For convenience, the financial information included in this prospectus has been presented as ending on the last day of the nearest calendar month. Future results could differ materially from the discussion below for many reasons, including the factors described in “Risk Factors” and elsewhere in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”) on April 16, 2004 and declared effective on April 20, 2004.

General

On September 22, 2003, simultaneously with the initial sale of the outstanding notes, Broder acquired all of the outstanding capital stock of Alpha, pursuant to a stock purchase agreement entered into on July 12, 2003. Immediately after consummation of the acquisition, Alpha and its subsidiaries were merged with and into Broder, except for ASHI, Inc., which became a direct, wholly owned subsidiary of Broder. The total cash consideration in the acquisition was $247.8 million. The aggregate cash costs of the acquisition, together with the funds necessary to refinance certain existing indebtedness of Broder and pay the related fees and expenses, were financed by the following transactions (the “Transactions”):

•	$76.0 million of new equity contributed to Broder by Bain Capital, management and other investors;

•	borrowings by Broder of $92.0 million under a new $175.0 million revolving credit facility; and

•	proceeds from the issuance and sale of the outstanding Senior Notes.

Bain Capital, management and the other investors in Broder also “rolled over” 100% of their existing equity investment of $30.6 million at September 22, 2003.

Immediately prior to the acquisition of Alpha, Broder operated through 14 distribution facilities in 10 states nationwide with headquarters in Plymouth, Michigan. Prior to the acquisition of Alpha, Broder offered a variety of items from approximately 30 suppliers to over 50,000 customers. Broder’s 2003 product offerings of approximately 11,800 SKUs included a range of basic and premium brands.

Immediately prior to the acquisition, Alpha operated through 5 distribution facilities strategically located throughout the United States with headquarters in Philadelphia, Pennsylvania. Prior to the acquisition, Alpha offered products from approximately 28 suppliers to over 45,000 customers. Alpha’s 2003 product offerings of approximately 16,500 SKUs included a range of basic and premium brands.

Following the acquisition of Alpha, we enhanced our position as a leading distributor in the U.S. within the estimated $8 billion imprintable sportswear and accessories industry, supplying blank T-shirts, sweatshirts, polo shirts, woven shirts, jackets, caps and other imprintable sportswear in an industry with more than 50 different suppliers and over 100,000 customers. The imprintable sportswear and accessories market is characterized by a highly fragmented customer base comprised primarily of regional and local decorators who, because of their size, do not generally purchase directly from suppliers. We provide the resources to handle small-order size, while offering broad selection and rapid delivery. Our primary customers are decorators who decorate the blank products we supply and then in turn sell to a wide variety of end-use consumers. Through our extensive distribution network, we have the ability to reach over 80% of the continental U.S. population with one business day shipping and over 98% of the continental U.S. population with two business days shipping.

Following the acquisition, we continue to market our products under two separate brands in the marketplace: “Broder” and “Alpha”. During the fourth quarter of 2003, the Broder division successfully closed two distribution centers and currently operates through 12 facilities in 9 states nationwide. Leveraging the merchandising, sales and marketing expertise of Alpha, the Broder division enhanced its 2004 product offering, with emphasis on improving the quality, mix and quantity of products offered; the 2004 Broder division product offering consists of approximately 17,500 SKUs. The Alpha division continues to operate through its existing 5 distribution facilities, and continues to offer a broad selection of basic and premium brands. The corporate headquarters of the combined company were consolidated into the Philadelphia, Pennsylvania location during the fourth quarter of 2003.

Critical Accounting Policies

While all significant accounting policies are important to Broder’s consolidated financial statements, some of these policies may be viewed as being critical. Such policies are those that are both most important to the portrayal of Broder’s financial condition and require Broder’s most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. These estimates are based upon Broder’s historical experience and on various other assumptions that Broder believes to be reasonable under the circumstances. Broder’s actual results may differ from these estimates under different assumptions or conditions. Broder believes its most critical accounting policies are as follows:

Revenue Recognition.    Revenue is recognized when title and risk of loss is transferred to the customer, which occurs upon shipment of the product to the customer. Revenue includes selling price of the product and all shipping and handling costs paid by the customer. Revenue is reduced at the time of sale for estimated customer-related incentives.

Accounts Receivable.    Broder maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which is included in bad debt expense. Broder determines the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customer receivables, considering customers’ financial condition, credit history, historical trends in the overall customer portfolio and current economic conditions. If the financial condition of Broder’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories.    Broder maintains an allowance for potential losses on the disposal of its discontinued and slow moving inventory. Estimates for the allowance are based on past and estimated future sales of the product, historical realization of similar discontinued product, and potential return of slow moving and discontinued product back to the mill. Inventories are stated at the lower of cost or market using the first in, first out method.

Derivative Financial Instruments.    Broder does not use derivatives for speculative purposes. However, Broder has entered into interest rate protection agreements whereby it has contracted to pay a fixed interest rate in exchange for receipt of a variable rate. Broder has elected not to apply hedge accounting for the currently outstanding interest rate protection agreements. Accordingly, Broder records current interest rate swaps at fair value and records gains and losses on these contracts through our statement of operations. Broder will evaluate any future interest rate swaps and for those which qualify and for which it chooses to designate as hedges of future cash flows, the effective portion of changes in fair value will be recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items.

Goodwill and Intangible Assets.    Broder adopted SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Accordingly, Broder ceased amortization of all goodwill and performed a goodwill impairment evaluation upon adoption and at year end using discounted expected future cash flows. In addition, Broder has recorded other definite lived intangible assets (including certain customer relationships, trademarks and trade names, exclusive vendor relationships and acquired internally developed software). These intangible assets are being amortized over their estimated useful lives using straight line or accelerated methods which approximate the diminution of value of the underlying asset.

New accounting pronouncements

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which was first issued in January 2003 and requires the consolidation of variable interest entities, as defined. For Broder, variable interest entities created after December 31, 2003, require application of the provisions of FIN 46 immediately. For all previously existing entities subject to FIN 46, application is required by the beginning of its fiscal year 2005. Broder is currently assessing the applicability and potential impact of FIN 46 on certain of its facility operating leases and other contractual relationships. If any of the entities related to these arrangements require consolidation under the provisions of FIN 46, the impact would be material to Broder’s financial position. For the Company’s interest in an entity that is subject to this Interpretation and that is created after December 31, 2003, we shall apply this Interpretation to that entity immediately. For the Company’s interest in an entity that is subject to this Interpretation and was created prior to December 31, 2003, we shall apply this Interpretation in our fiscal 2005. Based on our preliminary assessment of FIN 46, it is reasonably possible that once the Interpretation is effective, we will be required to consolidate certain real estate and operating lease interests.

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

Net Sales.    Net sales increased by approximately $100.9 million, or 132.8%, from $75.9 million for the three months ended March 31, 2003 to $176.8 million for the three months ended March 31, 2004. Broder unit sales during the three months ended March 31, 2004 were approximately 14.8% higher than during the same period in the prior year, excluding the sales contributions from Alpha. Net of $97.0 million contribution to net sales from the acquired Alpha business for the three months ended March 31, 2004, Broder sales increased $3.9 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This increase resulted from the net impact of: (i) a 15.0% increase in unit volume (estimated impact of $6.4 million); (ii) the impact of a 11.6% decrease in average selling price per unit (estimated impact of $4.7 million); (iii) incremental 2004 revenue provided by TSM which was acquired in June 2003 (estimated impact of $2.2 million). The trend of declining average selling prices is primarily the result of competitive pressures at the manufacturer level of the supply chain, which reduces prices to wholesale distributors such as us and our competitors, which in turn drives down selling prices to our customers. The industry and the Company continue to experience declining average selling prices, and due to ample capacity and migration to lower cost off-shore production in the competitive space of our vendors, we do not expect this trend to reverse in the foreseeable future. As discussed under Gross Profit below, we have experienced success in securing offsetting reductions in the corresponding cost of our products. Excluding the contribution from Alpha, Broder unit growth of 3.8 million units for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 occurred almost exclusively in the Tee shirt product category. The concentration of growth in the Tee shirt product category resulted in a further mix concentration in this category, although unit volumes in the sport shirt and fleece product categories remained stable. After experiencing unit declines in the sport shirt and fleece product categories during 2002 and 2003, we believe the first quarter stability in these categories is an indicator that the 2004 merchandising strategy to enhance the Broder division product line is succeeding.

Gross Profit.    Gross profit increased by $19.1 million, or 160.1% from $12.0 million for the three months ended March 31, 2003 to $31.1 million for the three months ended March 31, 2004. Net of $19.4 million contribution to gross profit from the acquired Alpha business, Broder gross profit declined $0.3 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This decline resulted from the net impact of (i) the increase in unit volume (estimated impact of $0.9 million favorable); (ii) promotional discounting of product in advance of recognition of underlying rebate incentives from suppliers, incremental to same effect in prior year (estimated impact of $1.2 million unfavorable). While we have experienced the impact of industry-wide price deflation, such impact is primarily the result of competitive pressures at the manufacturer level of the supply chain, and accordingly, the selling price deflation we experience is approximately offset by a reduction in the corresponding cost of our products. Therefore, we do not believe price deflation has had a meaningful adverse impact on gross profits.

Gross margin increased from 15.7% for the three months ended March 31, 2003 to 17.6% for the three months ended March 31, 2004. Net of the impact on gross margin resulting from the inclusion of Alpha in the three months ended March 31, 2004, gross margin decreased from 15.7% to 14.6%. This decrease is primarily the result of the unfavorable mix shift into the lower margin tee shirt product category, and the impact of promotional discounting of product in advance of recognition of underlying incentives as discussed above.

Warehousing, Selling and Administrative Expenses.    Warehousing, selling and administrative expenses increased $17.5 million, or 127.1% from $13.8 million for the three months ended March 31, 2003 to $31.3 million for the three months ended March 31, 2004. Net of depreciation and amortization, the increase was $13.6 million. The inclusion of Alpha operating expenses, excluding depreciation and amortization, accounts for approximately $13.6 million of the increase. After the foregoing, the net total change from the three months ended March 31, 2003 to March 31, 2004 was flat, and reflects the net impact of: (i) increased distribution labor due to volume (estimated impact $0.6 million unfavorable); (ii) distribution labor, occupancy and other operating expense savings from the closure of the Wadesboro and Fullerton distribution centers during 2003 (estimated impact of $1.0 million favorable); and (iii) increased investment in sales and marketing activities related to the brand re-launch of “broder” and the addition of an inside sales department for the Broder division, net of other administrative operating expense savings (estimated net impact of $0.4 million unfavorable). In addition, within warehousing, selling and administrative expenses, depreciation and amortization expense increased $4.0 million, primarily attributable to amortization of acquired Alpha intangible assets.

Restructuring Charges.    As more fully described in note 9 to the consolidated financial statements, the Company recorded a restructuring charge of $9.1 million during 2003. Following the acquisition of Alpha in September 2003, the Company changed its inventory replenishment strategy of the combined company and performed a detailed review of the Company’s combined operations in order to identify areas of overlap and potential cost savings. As a result, the Company effected a restructuring plan designed to reduce its cost structure by closing certain distribution centers. During the fourth quarter of 2003, the Broder distribution center in Fullerton, CA was closed, as was the central hub facility in Wadesboro, NC. In addition, in connection with the acquisition of Alpha, the Company effected a restructuring plan to consolidate its corporate offices into Philadelphia, PA and reduce its administrative workforce to eliminate duplicative functions. As a result of these 2003 restructuring plans, the Company recorded a charge of $9.1 million during 2003, and also as a result of these 2003 plans, the Company recorded an additional charge of $0.7 million during the three months ended March 31, 2004 for additional severance in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” We expect to record an additional charge of approximately $1.1 million during the remainder of 2004.

In addition, also as a result of the acquisition of Alpha, the Company has plans to close 2 additional distribution centers during 2004. The Company estimates costs related to lease terminations, severance and inventory reduction will result in an additional restructuring charge of approximately $1.1 million to fiscal 2004 earnings.

Loss from Operations.    As a result of the factors described above, loss from operations decreased by approximately $1.0 million, from a loss of $(1.8) million for the three months ended March 31, 2003 to a loss of $(0.8) million for the three months ended March 31, 2004.

Interest and Other Expense.    Interest expense increased by $5.0 million from $2.3 million for the three months ended March 31, 2003 to approximately $7.4 million the three months ended March 31, 2004. The net increase is due primarily to increased levels of indebtedness outstanding after the Transactions, including the $175.0 million of 11 1/4% Senior Notes outstanding during the three months ended March 31, 2004 (impact of $4.9 million), offset by a favorable change in the fair value of interest rate swaps (impact of $0.1 million), and lower effective interest rates on revolving debt. As a result of the September 22, 2003 Transactions, we have significantly higher levels of outstanding indebtedness, and accordingly expect to report significantly higher levels of interest expense in the future.

Income Taxes.    The income tax benefit for the three months ended March 31, 2003 was $1.6 million, as compared to a tax benefit of $3.2 million for the three months ended March 31, 2004. The difference between the U.S. federal statutory rate of 34% and the effective provision or benefit rate relates primarily to the federal benefit of deductible state and local taxes.

Net Loss.    For the three months ended March 31, 2004 and 2003, our net loss was approximately $(5.0) million and $(2.4) million, respectively. The increase in the net loss was primarily due to the increase in interest expense resulting from the sale of $175.0 million in Senior Notes in connection with the Transactions and restructuring charges of $0.7 million resulting from the reduction in our administrative workforce to eliminate duplicative functions, partially offset by reduced warehousing, selling and administrative expenses due to the absorption of fixed expenses over a larger revenue base and the increase in the income tax benefit.

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our revolving credit facility to finance operations, capital expenditures and fluctuations in debt service requirements. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, including our scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures and other needs for at least the next twelve months. No assurance can be given, however, that this will be the case. We may require additional debt or equity financing to meet our working capital requirements.

Revolving Credit Facility

In connection with the Alpha acquisition, Broder entered into a new revolving credit facility. The new revolving credit facility is available until September 2008 and provides for aggregate borrowings of up to $175.0 million, subject to borrowing base limitations. The new revolving credit facility is secured by first priority pledges of all the equity interests owned by Broder in its domestic subsidiaries and 66% of all equity interests in any future foreign subsidiaries. The new revolving credit facility is also secured by first priority interests in, and mortgages on, substantially all tangible and intangible assets of Broder and each of Broder’s direct and indirect domestic subsidiaries. Availability under the new revolving credit facility is based on a borrowing base calculated using advance rates applied to eligible accounts receivable and eligible inventory. The revolver agreement provides for interest based upon a fixed spread above the bank’s prime lending rate, or other rate options which are periodically fixed at a spread over the bank’s LIBOR lending rate. In addition, an unused credit facility fee ranging from 0.375% to 0.5% is charged quarterly on the average daily unused portion of the facility. The unused credit facility fees amounted to approximately $0.1 million during the three months ended March 31, 2004. The revolving credit facility contains both affirmative and negative covenants which, among other things, may require us to meet certain financial tests (including a minimum interest coverage ratio and minimum levels of EBITDA, each as defined in the credit agreement), and places limits upon capital expenditures, disposals of assets, mergers and acquisitions, future indebtedness, transactions with affiliates and other customary restrictions. As of March 31, 2004, we were in compliance with all covenants.

As of March 31, 2004, outstanding borrowings on the revolving credit facility were $85.0 million, which left $46.5 million of available borrowing base capacity.

As part of our business strategy, we intend to bring our working capital policy in line with that of Alpha. We believe the result of this change in policy will be to increase our inventory turns to levels approximating Alpha’s historical levels. As we complete our integration we should also begin to see improvements in inventory levels.

The revolving credit facility also contains provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the revolving credit agreement of $175.0 million. As of March 31, 2004, we had $12.7 million of outstanding letters of credit related to commitments for the purchase of inventory.

Senior Notes

On September 22, 2003, we completed a private offering of $175.0 million 11 1/4% Senior Notes due 2010. The proceeds of the private offering were used to finance the Alpha acquisition, repay existing indebtedness of Broder and Alpha, and to pay related fees and expenses. The Senior Notes are guaranteed on a senior unsecured basis by all existing and future material domestic subsidiaries, and pay interest semi-annually in arrears on April 15 and October 15 of each year. The indenture governing the Senior Notes contains customary affirmative and negative covenants which, among other things, limit our ability to incur additional indebtedness, pay dividends, merge or consolidate, or otherwise sell or dispose of substantially all of our assets. See Note 5 to the consolidated financial statements for a further description of the Senior Notes.

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

Net cash provided by operating activities was approximately $18.0 million for the three months ended March 31, 2004 compared to cash provided by operating activities of approximately $7.8 million for the three months ended March 31, 2003. The change in cash flows from operating activities was due principally to increased depreciation and amortization and changes in deferred taxes and operating accounts primarily due to the acquisition of Alpha.

Net cash used in investing activities was $0.7 million for the three months ended March 31, 2004 and 2003, primarily attributable to capital expenditures.

Net cash used in financing activities for the three months ended March 31, 2004 was $16.7 million, which primarily reflects normal borrowings and repayments under the revolving credit facility and the change to the book overdraft position. Net cash used in financing activities for the three months ended March 31, 2003 was $6.9 million, which was primarily the result of the net borrowings on the prior revolving credit facility and the change in the book overdraft position.

Contractual Cash Obligations

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(dollars in millions)
Revolving credit facility	$85.0	$—	$—	$85.0	$—
Senior notes	175.0	—	—	—	175.0
Seller note	0.2	0.2	—	—	—
Operating lease obligations	41.5	7.3	11.1	8.5	14.6
Capital lease obligations	1.9	1.2	0.7	—	—
Supply agreement (1)	19.0	7.0	12.0	—	—

Total contractual cash obligations (2)	$322.6	$15.7	$23.8	$93.5	$189.6

(1)

Broder is party to a supply agreement whereby it has committed to purchase a minimum of $6.0 million of product per year through 2006. Under this supply agreement, Broder held an exclusivity option through 2003, with the option to extend exclusivity provisions annually in exchange for commitment to purchase an incremental $1.0 million of product each year the exclusivity option is extended. The exclusivity option for 2004 was exercised, resulting in a 2004 purchase commitment of $7.0 million. Any shortfall in committed purchases for a given year may be carried forward or backward one year, subject to certain limits. If after carry forward or backward, actual purchases still fall short of committed levels, a penalty of 7.5% of the shortfall will be incurred.

(2)	Interest payments on the revolving credit facility, the senior notes and the seller note represent contractual future obligations not reflected in this table.

Litigation

In April 2004, a contracted supplier filed a claim against the Company for breach of contract, fraud and negligent misrepresentation. Because, at this time, the outcome of the claim is not probable and the amount of potential loss, if any, cannot be reasonably estimated, no accrual for loss is provided in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. The Company believes it has meritorious defenses and will vigorously defend the case. We are also a party to various other lawsuits arising out of the normal conduct of its business.

Inflation

Prices of imprintable sportswear and accessories have experienced deflation as suppliers have moved manufacturing to lower cost offshore locations. Price deflation has not historically had a material effect on Broder’s and Alpha’s operating results during the periods presented, since falling input costs for individual products have generally been passed on to customers on a constant gross profit per unit basis or unit volume growth has not been accompanied by a proportional increase in operating costs. However, we cannot assure you that this trend will continue in the future.

Seasonality

Broder and Alpha have historically realized, and Broder following the Transactions expects to continue to realize, slightly higher sales and gross profit in the third and fourth quarters of the fiscal year. On a combined pro forma basis for 2002 and 2003, 20% of total net sales occurred in the first quarter, 28% in the second quarter, 27% in the third quarter and 25% in the fourth quarter.

Forward-Looking Statements

We caution readers that this report includes “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intent,” “likely,” “will,” “should,” and similar words or phrases. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that would affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are set forth in various places in this report. These factors include:

•	general economic conditions;
•	risks related to the integration of Alpha and our organizational changes;
•	risks related to our overall acquisition strategy;
•	significant competitive activity, including promotional and price competition;
•	changes in customer demand for our products and our ability to protect and/or expand customer relationships;
•	price volatility of raw materials;
•	success of our marketing and advertising programs;
•	risks associated with new products and new product features;
•	collectibility of receivables from our customers;
•	ability to attract and retain key personnel;
•	costs of insurance and other selling, general and administrative expenses; and
•	other risk factors listed in our reports filed with the Securities and Exchange Commission from time to time.

These and other applicable risks are described under the caption “Risk Factors” in the Company’s Registration Statement on Form S-4 filed with the SEC. We assume no obligation to publicly update or revise any forward-looking statement made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2004, we had $85.0 million of debt outstanding under our new revolving credit facility. Our new revolving credit facility is subject to variable interest rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the March 31, 2004 level of borrowings, and further considering the interest rate protection agreements currently in place (see following paragraph), we estimate that a one percentage point increase in interest on our variable rate debt agreements would have increased interest expense for the three months ended March 31, 2004 by approximately $0.6 million.

Broder has entered into interest rate protection agreements whereby it has contracted to pay a fixed interest rate in exchange for receipt of a variable rate. Of the $30.0 million of notional principal amount under interest rate protection agreements, $20.0 million terminates in May 2005 and $10.0 million terminates in October 2008. Broder has elected not to apply hedge accounting for the currently outstanding interest rate protection agreements. Accordingly, Broder records its interest rate swaps at fair value on the balance sheet and records gains and losses on these contracts as well as the periodic settlements of these contracts through its statement of operations. The Company recorded other income of approximately $0.1 million and $0.2 million during the three months ended March 31, 2004 and 2003, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, they have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are reasonably designed to alert them on a timely basis to material information relating to us required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

On May 10, 2004 the Company completed the second of four stages of its information systems integration plan related to the merger of Broder and Alpha. This enhancement combines the purchasing, forecasting, inventory control and inventory costing systems onto a single platform. The Chief Executive Officer and Chief Financial Officer expect that this change in systems and related controls will further enhance our internal controls and will provide greater visibility and more timely information.

Other than this May 10, 2004 transition, there were no significant changes to our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls, subsequent to the date of our Chief Executive Officer’s and Chief Financial Officer’s last evaluation of our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K

None.

(b)	Exhibits:

Exhibit No.	Description
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 11, 2004	BRODER BROS., CO.

	By:	/S/ VINCENT TYRA

Vincent Tyra President, Chief Executive Officer and Director (Principal Executive Officer)

May 11, 2004

	By:	/S/ DAVID HOLLISTER

David Hollister Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)