Form 10-Q
period 2004-06-26
BRODER BROS CO
filed 2004-08-10
CIK 1266700

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 26, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each co-registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 9, 2004, there were 1,000,000 shares of Class L, Series 1 common stock outstanding; 966,791 shares of Class L, Series 2 common stock outstanding; 2,452,012 shares of Class L, Series 3 common stock outstanding; 2,370,584 shares of Class L, Series 4 common stock outstanding; 10,211,111 Class A common stock outstanding; and 25,282,963 shares of common stock outstanding.

BRODER BROS., CO.

Quarterly Report for the Period Ended June 26, 2004

Broder Bros., Co. (the “Company”) is the issuer of 11.25% Senior Notes (“Senior Notes”) due October 15, 2010. The Senior Notes were the subject of an exchange offer that was registered with the Securities and Exchange Commission (“SEC”) (File No. 333-110029). In June 2003, the Company completed the purchase of T-Shirts & More, Inc. (“TSM”) through an asset purchase agreement, and in September 2003, the Company acquired all of the outstanding capital stock of Alpha Shirt Holdings, Inc., pursuant to a stock purchase agreement entered into in July 2003. As used herein and except as the context otherwise may require, the “Company,” “we,” “us,” “our,” or “Broder “ means, collectively, Broder Bros., Co. and all of its consolidated subsidiaries. For periods after the acquisition of Alpha Shirt Holdings, Inc. (see Note 3), “Alpha” refers to the former business operated by Alpha Shirt Holdings, Inc. and now operates as a division of Broder Bros., Co.

Part I. Financial Information

Item 1.	Financial Statements

BRODER BROS., CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 26, 2004 and December 27, 2003

	2004	2003
	(unaudited)
	(dollars in thousands, except per share amounts)
ASSETS
Current assets
Cash	$4,379	$3,175
Accounts receivable, net of allowance for doubtful accounts of $3,140 at June 26, 2004 and $2,820 at December 27, 2003	83,147	67,508
Finished goods inventory	144,685	131,585
Prepaid and other current assets	2,735	5,375
Deferred income taxes	11,567	10,374

Total current assets	246,513	218,017
Fixed assets, net	14,840	16,339
Goodwill	137,800	137,969
Other intangibles	78,556	85,174
Deferred financing fees, net	15,941	17,363
Deferred income taxes	3,202	3,519
Other assets	501	501

Total assets	$497,353	$478,882

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligations	$1,045	$1,424
Accounts payable	93,357	80,235
Accrued expenses	11,006	10,755
Accrued interest	4,824	6,085

Total current liabilities	110,232	98,499
Long-term debt and capital lease obligations, net of current portion	276,486	261,943
Deferred income taxes	39,341	41,162
Other long-term liabilities	8,960	11,670
Redeemable securities, net of employee note receivable	1,435	—

Total liabilities	436,454	413,274
Redeemable securities
Class A and L, Series 1 and 2 common stock, net of employee note receivable	—	718
Commitments and contingencies
Shareholders’ equity
Class L, Series 1 common stock; par value $0.01 per share; 2,000,000 shares authorized; 963,637 and 958,182 issued and outstanding (aggregate liquidation preference of $25,295 and $23,648)	10	10
Class L, Series 2 common stock; par value $0.01 per share; 2,000,000 shares authorized; 931,635 and 926,362 issued and outstanding (aggregate liquidation preference of $17,002 and $15,702)	10	9
Class L, Series 3 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,431,202 and 2,452,012 issued and outstanding (aggregate liquidation preference of $63,819 and $60,516)	24	25
Warrants—Class L, Series 3	1,292	1,292
Class L, Series 4 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,350,465 and 2,370,584 issued and outstanding (aggregate liquidation preference of $42,895 and $40,181)	24	24
Class A, common stock; par value $0.01 per share; 15,000,000 shares authorized; 9,695,252 and 9,640,373 issued and outstanding	96	96
Class B, common stock; par value $0.01 per share; 35,000,000 shares authorized; 25,068,390 and 25,282,963 issued and outstanding	251	253
Additional paid-in capital	107,451	107,840
Employee note receivable	—	(414)
Accumulated other comprehensive income	(177)	(244)
Accumulated deficit	(48,062)	(44,001)
Treasury Stock, 100,000 shares of Class A common stock, at cost	(20)	—

Total shareholders’ equity	60,899	64,890

Total liabilities and shareholders’ equity	$497,353	$478,882

The accompanying notes are an integral part of the consolidated financial statements.

BRODER BROS., CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 26, 2004 and June 28, 2003

	Three Months Ended June 26, 2004	Three Months Ended June 28, 2003	Six Months Ended June 26, 2004	Six Months Ended June 28, 2003 (As restated, see Note 1)
	(unaudited)
	(dollars in thousands)
Net sales	$227,298	$98,112	$404,058	$174,031
Cost of sales	186,479	82,974	332,148	146,938

Gross profit	40,819	15,138	71,910	27,093
Warehousing, selling and administrative	30,773	12,541	62,049	26,306
Restructuring and asset impairment charges	1,613	—	2,274	—

Total operating expenses	32,386	12,541	64,323	26,306

Income from operations	8,433	2,597	7,587	787
Other (income) expense
Interest	7,243	2,260	14,600	4,587
Change in fair value of interest rate swaps and periodic net swap settlements	(1,018)	19	(1,111)	(140)
Amortization of FAS 133 transition adjustment	50	72	100	144
Loss on debt conversion	—	1,859	—	1,859
Other, net	413	(106)	434	(158)

Total other expense	6,688	4,104	14,023	6,292

Income (loss) before income taxes	1,745	(1,507)	(6,436)	(5,505)
Income tax provision (benefit)	848	30	(2,375)	(1,458)

Net income (loss)	$897	$(1,537)	$(4,061)	$(4,047)

The accompanying notes are an integral part of the consolidated financial statements.

BRODER BROS., CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 26, 2004 and June 28, 2003

	June 26, 2004	June 28, 2003
	(unaudited)
	(dollars in thousands)
Cash flows from operating activities
Net loss	$(4,061)	$(4,047)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	3,071	1,603
Amortization	8,060	1,616
Deferred taxes	(1,504)	—
Amortization of FAS 133 transition adjustment	67	96
Change in fair value of interest rate swaps	(1,111)	(140)
Payable-in-kind interest expense	—	553
Loss on disposal of fixed assets	812	—
Loss on debt conversion	—	1,859
Loss on early retirement of deferred compensation arrangement	185	—
Changes in operating accounts
Accounts receivable	(15,639)	(2,299)
Inventory	(13,100)	(10,127)
Prepaid and other	1,447	(470)
Accounts payable	33,998	21,386
Accrued liabilities and other	(1,681)	(1,792)

Net cash provided by operating activities	10,544	8,238

Cash flows from investing activities
Acquisition of fixed assets	(2,384)	(1,160)
Acquisition of T-Shirts & More	—	(2,598)

Net cash used in investing activities	(2,384)	(3,758)

Cash flows from financing activities
Borrowings on revolving credit agreement	235,700	79,100
Repayments on revolving credit agreement	(220,700)	(80,300)
Payments of principal on capital lease obligations	(686)	(806)
Payment of Kay’s seller note	(150)	—
Change in book overdraft	(20,896)	(3,369)
Payment of deferred compensation arrangement	(939)	—
Proceeds from payment of employee note receivable	715	—

Net cash used in financing activities	(6,956)	(5,375)

Net increase (decrease) in cash	1,204	(895)
Cash at beginning of period	3,175	2,623

Cash at end of period	$4,379	$1,728

Supplemental disclosure of cash flow information
Interest paid	$10,895	$5,042

Taxes paid	$140	$409

Assets acquired as a result of capital lease obligations	$—	$1,514

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

The Company operates on a 52/53-week year basis with the year ending on the last Saturday of December. The three and six months ended June 26, 2004 and June 28, 2003 each consisted of thirteen weeks and 26 weeks, respectively. Fiscal periods are identified according to the calendar period that they most accurately represent. For example, the quarterly period ended June 26, 2004 is referred to herein as “the three months ended June 30, 2004,” and the balance sheet dates of June 26, 2004 and December 27, 2003 are referred to herein as “June 30, 2004” and “December 31, 2003,” respectively.

Basis of Presentation of Unaudited Interim Financial Information

The unaudited consolidated financial information herein has been prepared in accordance with generally accepted accounting principles and are in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003 of the Company, which are included in the Registration Statement on Form S-4 filed with the SEC on April 16, 2004. The Company’s Registration Statement was declared effective by the SEC on April 20, 2004.

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

Prior to fiscal year 2003, the Company’s inventory cost excluded the costs of purchasing, receiving, inspecting and handling inventory (which were recorded as warehousing, selling and administrative expenses) and also excluded the capitalization of vendor incentives related to unsold inventory. The Company has determined this historical method of costing inventory was not in accordance with generally accepted accounting principles. The impact of this erroneous accounting on the prior fiscal years for 2002 and 2001 was not material, and the accumulated pre-tax impact of $175,000 was recorded as a charge to 2003 cost of sales at the beginning of 2003. In addition, the Company has previously issued unaudited interim financial information for the six months ended June 28, 2003 and the nine months ended September 27, 2003, which also included the aforementioned erroneous accounting, and resulted in a $104,000 net overstatement of pre-tax earnings for the nine months ended September 27, 2003. The impact on the six months ended June 28, 2003 is detailed as follows:

	Six Months Ended June 30, 2003
	As previously reported (a)	Adjustment	As Restated
	(unaudited – dollars in thousands)
Impact on Statement of Operations:
Net sales	$174,031	$—	$174,031
Cost of sales	146,448	490	146,938

Gross profit	27,583	(490)	27,093
Warehousing, selling and administrative	26,306	—	26,306

Income from operations	1,277	(490)	787
Total other expense	6,292	—	6,292

Loss before income taxes	(5,015)	(490)	(5,505)
Income tax benefit	(1,262)	(196)	(1,458)

Net loss	$(3,753)	$(294)	$(4,047)

Impact on Balance Sheet:
Inventory	$105,284	$(490)	$104,794
Accrued expenses	$3,203	$196	$3,399
Total shareholders’ deficit	$(1,459)	$(294)	$(1,753)

(a)	Certain reclassifications to previously reported amounts have been made to this column to conform to the current presentation.

Stock options

The Company accounts for stock-based compensation using the intrinsic value method described in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and in accordance with APB No. 25, compensation cost for stock options is recognized in income based on the excess, if any, of the fair market value of the stock at the date of grant over the amount an employee must pay to acquire the stock. The following table illustrates the effect on net income/(loss) if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(in thousands)		(in thousands)
Net income (loss), as reported	$897	$(1,537)	$(4,061)	$(4,047)
Pro Forma SFAS No. 123 expense, net of related tax	(230)	(5)	(235)	(10)

Pro Forma net income (loss)	$667	$(1,542)	$(4,296)	$(4,057)

New accounting pronouncements

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46” or the “Interpretation”) which was first issued in January 2003 and requires the consolidation of variable interest entities, as defined. For Broder, variable interest entities created after December 31, 2003, require application of the provisions of FIN 46 immediately. For all previously existing entities subject to FIN 46, application is required by the beginning of fiscal 2005. The Company is currently assessing the applicability and potential impact of FIN 46 on certain of its facility operating leases and other contractual relationships. If any of the entities related to these arrangements require consolidation under the provisions of FIN 46, the impact would be material to Broder’s financial position. For the Company’s interest in an entity that is subject to this Interpretation and that is created after December 31, 2003, the Company shall apply this Interpretation to that entity immediately. For the Company’s interest in an entity that is subject to this Interpretation and was created prior to December 31, 2003, the Company shall apply this Interpretation in fiscal 2005. Based on the Company’s preliminary assessment of FIN 46, it is reasonably possible that once the Interpretation is effective in fiscal 2005 for entities created prior to December 31, 2003, the Company will be required to consolidate certain real estate and operating lease interests.

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

Effective May 3, 2000 the Company entered into an agreement and plan of merger (the “Merger Agreement”) with BB Merger Corp., a transitory Delaware merger corporation formed by Bain Capital, Inc., resulting in a recapitalization of the company and ensuing change in ownership (the “Recapitalization”). Pursuant to the Merger Agreement, on May 3, 2000, BB Merger Corp. was merged into the Company, with the Company being the surviving corporation. In connection with the Recapitalization, the former shareholders of the Company converted a significant portion of their prior Class A and Class B common stock into a right to receive specified payments, while simultaneously, certain equity investors, including affiliates of Bain Capital, Inc. and executives of the Company acquired an approximate 86% economic equity stake in the Company. The remaining 14% was owned by former controlling shareholders of the Company.

In connection with the Recapitalization, the Company entered into a non-contingent deferred compensation agreement with an officer of the Company for $1.0 million payable in seven years. During the quarter ended June 30, 2004, the deferred compensation agreement was settled for its full value when the officer repaid a note payable to the Company. These transactions had no net impact on cash flows of the Company, but resulted in the recognition of an approximate $0.2 million loss on the early retirement of the deferred compensation obligation.

3. Acquisitions

In accordance with SFAS No. 141 “Business Combinations,” the purchase price paid in each acquisition has been allocated to the assets acquired and liabilities assumed. In June 2003, the Company acquired substantially all of the assets of TSM, a regional sportswear distributor with one location in Louisville, Kentucky, and in September 2003, the Company acquired all of the outstanding capital stock of Alpha, a national sportswear and accessories distributor with five locations located throughout the United States. The primary benefit inherent in the TSM acquisition was in the form of operating synergies expected to result from the elimination of duplicative infrastructure, job functions, and selling, general and administrative costs. Accordingly, the excess purchase price paid for TSM over the fair value of tangible assets acquired and liabilities assumed was allocated to goodwill. The acquisition of Alpha has brought the Company greater scale, broader product offerings, extended national presence and differentiated customer selling support. The purchase price allocation for the acquisition of Alpha was performed with the assistance of an independent appraisal firm to determine valuations of certain tangible and identifiable intangible assets. The Alpha purchase price allocation is preliminary with respect to certain assets and accrued liabilities.

The following table represents the final allocation of the purchase price to assets acquired and liabilities assumed for the acquisitions of TSM and Alpha:

	TSM	Alpha
	(in thousands)
Accounts receivable	$768	$49,313
Inventory	1,961	53,508
Other assets	138	4,592
Fixed assets	48	7,611
Customer relationships	—	47,600
Trademarks and trade names	—	40,100
Other intangible assets	—	733
Goodwill	2,378	126,976
Accounts payable and other liabilities	(2,695)	(42,032)
Long-term debt	—	(150)
Deferred taxes, net	—	(40,462)

Purchase Price	$2,598	$247,789

The unaudited pro forma financial information presented below gives effect to the TSM and Alpha acquisitions as if they occurred as of the beginning of fiscal 2003. The information presented below is for illustrative purposes only and is not indicative of results which would have been achieved or may be achieved in the future.

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(in thousands)	(in thousands)
Net Sales	$219,144	$385,559
Gross Profit	37,201	65,145
Income from Operations	8,712	7,916
Net Loss	(890)	(5,415)

The results of operations for each acquisition have been included in the consolidated financial statements since the date of acquisition.

4. Comprehensive Loss

	Three Months ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(in thousands)
Net income (loss)	$897	$(1,537)	$(4,061)	$(4,047)
Amortization of FAS 133 transition adjustment, net of taxes	34	48	67	96

Comprehensive income (loss)	$931	$(1,489)	$(3,994)	$(3,951)

5. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following:

	June 30, 2004	December 31, 2003
	(in thousands)
Revolving credit facility	$100,900	$85,900
Senior notes	175,000	175,000
Kay’s seller note	—	150
Capital lease obligations	1,631	2,317

	277,531	263,367
Less: current portion	1,045	1,424

Total long-term debt and capital lease obligations, excluding current portion	$276,486	$261,943

Revolving Credit Facility

In connection with the Alpha acquisition, the Company retired its existing revolving credit facility and entered into a new revolving credit facility. The new revolving credit facility is available until September 2008 and provides for aggregate borrowings of up to $175.0 million, subject to borrowing base limitations. The new revolving credit facility is secured by first priority pledges of all the equity interests owned by the Company in its domestic subsidiaries and 66% of all equity interests in any future foreign subsidiaries. The new revolving credit facility is also secured by first priority interests in, and mortgages on, substantially all tangible and intangible assets of the Company and each of its direct and indirect domestic subsidiaries. Availability under the new revolving credit facility is based on a borrowing base calculated using advance rates applied to eligible accounts receivable and eligible inventory. The revolving credit facility contains both affirmative and negative covenants which, among other things, may require the Company to meet certain financial tests (including a minimum interest coverage ratio and minimum levels of EBITDA, as defined in the credit facility), and places limits upon capital expenditures, disposals of assets, mergers and acquisitions, further indebtedness, transactions with affiliates and other customary restrictions. The occurrence of certain of these events may accelerate required repayment. As of June 30, 2004, the Company was in compliance with all covenants.

The revolver agreement provides for interest based upon a fixed spread above the bank’s prime lending rate, or other rate options which are periodically fixed at a spread over the bank’s LIBOR lending rate. In addition, an unused credit facility fee ranging from 0.375% to 0.5% is charged quarterly on the average daily unused portion of the facility. The unused credit facility fees amounted to approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2004, respectively. The effective interest rates at June 30, 2004 and December 31, 2003 were 5.3% and 5.7%, respectively, and the weighted average interest rate on the new revolving credit facility for the six months ended June 30, 2004 was 3.8%. As of June 30, 2004, outstanding borrowings on the revolving credit facility were $100.9 million, which left approximately $36.1 million of available borrowing base capacity.

Deferred financing fees related to the revolving credit facility of $7.1 million are being amortized on a straight-line basis over the life of the facility.

The revolving credit facility also contains a provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the revolving credit agreement of $175.0 million. As of June 30, 2004 and December 31, 2003, the Company had outstanding letters of credit related to commitments for the purchase of inventory of approximately $9.2 million and $6.1 million, respectively.

Senior Subordinated Notes

On June 27, 2003, the Company completed the conversion of all outstanding Senior Subordinated Notes (approximately $13.2 million carrying value at time of conversion) into 966,791 shares of Class L, Series 2 (“Class L-2”) and recognized a loss of approximately $1.9 million reflecting the difference between the carrying value of the notes and the estimated fair value of the Class L-2 shares. The Class L - 2 shares are non-voting and provide for a liquidation preference over Class A shares with respect to any distribution by the Company to holders of its capital stock equal to the conversion value of the shares plus an amount that accrues at an annual rate of 15% compounded on a quarterly basis. Class L-2 shares have a par value $0.01 per share and are identical to Class A common shares in all other respects.

Subordinated Debt—Selling Shareholder

On September 22, 2003, in connection with the Alpha acquisition, the Company repaid all of the outstanding subordinated debt—selling shareholder (approximately $6.1 million carrying value at time of repayment) for $4.5 million, recognizing a gain of approximately $1.6 million.

Senior Notes

On September 22, 2003, in connection with the Alpha acquisition, the Company completed a private offering of $175.0 million in aggregate principal amount of its 11 1/4% Senior Notes due October 15, 2010. The proceeds of the private offering were used to finance the Alpha acquisition, repay existing indebtedness of the Company and Alpha, and to pay related fees and expenses. The Senior Notes are guaranteed on a senior unsecured basis by all existing and future material domestic subsidiaries, and pay interest semi-annually in arrears on April 15 and October 15 of each year. The indenture governing the Senior Notes contains customary affirmative and negative covenants which, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends, merge or consolidate, or otherwise sell or dispose of substantially all of the Company’s assets. The occurrence of certain of these events may accelerate required repayment of the notes.

Interest rate swaps

As a condition of prior revolving credit facility, the Company was required to enter into interest rate protection agreements (“swaps”) which survived to the new revolving credit facility. The Company does not use derivatives for speculative purposes.

The Company had outstanding interest rate swap agreements with a commercial bank as follows:

	Notional Amounts
	June 30, 2004	December 31, 2003
	(in thousands)
Maturity—May 2005	$20,000	$20,000
Maturity—October 2008	10,000	10,000

	$30,000	$30,000

The Company is exposed to credit loss in the event of nonperformance by the counter party. The Company does not anticipate nonperformance to be likely.

The fair value of the Company’s interest rate protection agreements approximated $(2.0) million at December 31, 2000. Upon adoption of SFAS No. 133 on December 31, 2000, the Company reduced other comprehensive income by this amount, less the tax effect, as a result of the transition. Immediately following adoption, the Company elected to not apply hedge accounting for these swap agreements. The fair value of these interest rate swaps decreased to approximately $(2.1) million and $(3.2) million at June 30, 2004 and December 31, 2003, respectively. These decreases in value have been recognized in earnings. In addition, approximately $34,000 and $48,000, net of tax, of the initial transition adjustment was reclassified to earnings during the six months ended June 30, 2004 and 2003, respectively. The Company expects to reclassify approximately $0.1 million, net of tax, during the next 12 months. The swaps were classified as other long-term liabilities at June 30, 2004 and December 31, 2003 based on the expected timing of the cash flows related to the swaps.

Redeemable Securities

Certain key executives of the Company hold common shares that may be put to the Company at their then fair market value if the executive terminates for any reason other than for cause or without good reason. As of December 31, 2003, the recorded value of the redeemable securities of $1.4 million was net of the related executive note receivables outstanding of approximately $0.7 million and was reported as mezzanine debt on the consolidated balance sheet. As of December 31, 2002 the common shares were carried at their fair market value as of the original grant date, as redemption was considered to be uncertain for the majority of executives holding shares in the Company. Effective September 22, 2003, one executive experienced a triggering event which resulted in the exercise of the put feature of the related common shares. As a result, the common shares owned by that executive were re-valued as of September 27, 2003 and the related accretion was recorded resulting in an adjustment to additional paid-in-capital of $55,000 during the year ended December 31, 2003. Redemption was considered to be uncertain for all other executives as of December 31, 2003 based on the fact that a triggering event has not occurred leading to an executive’s termination for any other reason than for cause or without good reason.

During the three months ended June 30, 2004, Bain Capital, Inc. redeemed this executive’s shares at fair market value for approximately $0.3 million, which resulted in an increase to additional paid-in-capital. In addition, Bain Capital sold shares of its common stock to certain executives at their fair market value. These shares may be put to the Company at their fair market value if the executive terminates for any reason other than for cause or without good reason and are recorded as other long-term liabilities on the consolidated balance sheet at June 30, 2004 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Redemption was considered to be uncertain for all executives as of June 30, 2004 based on the fact that a triggering event has not occurred leading to an executive’s termination for any other reason than for cause or without good reason.

These shares, net of the related note receivable, have been recorded on the consolidated balance sheets at each of the following dates:

	Number of Shares	Common Stock at Par Value	Additional Paid-in Capital	Liquidated Preference
	(in thousands, except share amounts)
June 30, 2004
Class A	515,859	$5.2	$95	—
Class B	214,573	2.1	40	—
Class L, Series 1	36,363	0.4	572	954.5
Class L, Series 2	35,156	0.4	57	641.6
Class L, Series 3	20,810	0.2	328	546.3
Class L, Series 4	20,119	0.2	275	367.2
December 31, 2003
Class A	670,738	$6.7	$124	—
Class L, Series 1	41,818	0.4	658	1,032.1
Class L, Series 2	40,429	0.4	636	685.3

6. Related Party Transactions

In May 2000, the Company entered into an Advisory Services Agreement with Bain Capital, Inc. pursuant to the Merger Agreement and Recapitalization of the Company. The Advisory Services Agreement required the Company to pay a quarterly advisory fee of approximately $0.2 million for a ten year period. In an event of a change of control or Initial Public Offering prior to the ten year period, Bain Capital would have received a lump sum payment equivalent to three years of advisory fees. The agreement also required the Company to pay investment banking fees in the amount of 1% of certain prescribed transactions, part of which could have been used to offset the quarterly advisory fee otherwise due. Advisory service payments were $0.2 million and $0.4 million during the three and six months ended June 30, 2003, respectively.

In connection with the acquisition of Alpha in September 2003, the Advisory Services Agreement was cancelled and replaced by a discretionary, contingency-based agreement, subject to certain limitations set forth therein. Under the amended and restated Advisory Services Agreement, for the first two full fiscal years following the acquisition and related equity investment by Bain Capital, Bain Capital may be paid a management fee for strategic, financial and other advisory services up to an annual maximum of $1.5 million at the discretion of the Company’s board of directors. In the event Bain Capital receives a fee for fiscal 2004, it will also receive a pro rata portion of such fee for the period from the closing of the acquisition through December 31, 2003. For each full fiscal year beginning in fiscal 2006, Bain Capital may be paid a fee up to an annual maximum of $3.0 million at the discretion of the Company’s board of directors. Before any such management fees may be paid, EBITDA, as defined in the amended and restated advisory agreement, after giving effect to payment of the management fee, must be greater than $52.0 million in order for Bain Capital to earn a fee. For purposes of calculating whether the payment of a management fee is permitted in fiscal 2004, EBITDA in fiscal 2004 will be adjusted for certain cost savings set forth in the agreement that are expected to be achieved in the next six months, without duplication of such cost savings actually realized through fiscal year 2004, as reviewed and approved by the Company’s board of directors in their reasonable discretion. Except as described in this paragraph, the new Advisory Services Agreement is substantially identical to the prior advisory services agreement. Management believes that the terms of such advisory agreement with Bain Capital are no less favorable than those that could have been obtained pursuant to a similar agreement with an unrelated third party. During the three months ended June 30, 2004, the Company recorded a management fee accrual of $0.6 million.

In connection with the Recapitalization, the Company loaned an officer $1.0 million as a note receivable with interest at the annual short-term federal rate compounded annually. The note is due May 3, 2007. As security, the officer has pledged shares in the Company. At December 31, 2003, $0.7 million of the employee note and related interest were netted against the related redeemable securities that were included as mezzanine debt on the consolidated balance sheet. The remaining $0.3 million and related interest was included in the shareholders’ equity section of the consolidated balance sheet. As disclosed in Note 2, the Company also entered into a non-contingent deferred compensation agreement with the same officer for $1.0 million also payable in 2007. The deferred compensation agreement was settled for its full value when the officer repaid a $0.7 million note payable to the Company during the three months ended June 30, 2004. The transactions had no net impact on cash flows of the Company, but resulted in the recognition of an approximate $0.2 million loss on the early retirement of the deferred compensation obligation. At June 30, 2004, approximately $0.4 million of the note receivable including interest was outstanding and was included in other long-term liabilities on the consolidated balance sheet.

7. Commitments and Contingencies

Self-Insured Health Plan

The Company maintains a self-insured health plan for all of its Broder division employees. The Company has purchased stop loss insurance to supplement the health plan, which will reimburse the Company for individual claims in excess of $0.1 million annually or aggregate claims exceeding approximately $2.5 million. At June 30, 2004 and December 31, 2003, approximately $0.4 and $0.5 million were included in accrued liabilities, respectively.

Litigation

In April 2004, a contracted supplier filed a claim against the Company for breach of contract, fraud and negligent misrepresentation. On July 7, 2004 the Company entered into a settlement with the plaintiffs resulting in no material impact on the Company’s financial condition or results of operations. In connection with the settlement agreement the Company agreed to a supply agreement providing for a total purchase of $15.0 million of product purchase commitments with a minimum of $5.0 million of product purchases per year through 2007. Management believes this commitment is within the normal needs of the business. The Company is also a party to various other lawsuits arising out of the normal conduct of its business, none of which individually or in the aggregate, are expected to have a material adverse effect on the Company’s results of operations or financial position.

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

Advisory Agreement

In connection with the acquisition of Alpha, the Company entered into an amended and restated Advisory Services Agreement with Bain Capital in September 2003. See Note 6.

8. Segment Information

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company’s principal operating segments are grouped into two business units: the Broder division, and with the September 22, 2003 acquisition of Alpha, the Alpha division. Prior to the acquisition of Alpha, the Company operated one segment. Operating segments are defined as components of the business for which separate information is available and is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. While management expects these segments to exhibit similar long-term financial performance because they have similar economic characteristics, the nature of each division’s products is similar, the type of customer is similar and the method used to distribute their products is similar, the Company has determined that it had two operating segments as of June 30, 2004 and December 31, 2003 because a comprehensive integration of the two businesses had not occurred. Until such time as a comprehensive integration of the two businesses has occurred, the Company intends to separately identify and manage certain key elements of each division. The following table presents information used by the Company’s chief operating decision makers in deciding how to allocate resources and in assessing performance.

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	Broder	Alpha	Consolidated	Broder	Alpha	Consolidated
	(in thousands)
Statement of Operations Information
Net sales	$104,070	$123,228	$227,298	$183,841	$220,217	$404,058
Cost of sales	86,201	100,278	186,479	154,312	177,836	332,148

Gross profit	$17,869	$22,950	$40,819	$29,529	$42,381	$71,910

	June 30, 2004
	Broder	Alpha	Consolidated
Balance Sheet Information
Accounts receivable, net	$38,002	$45,145	$83,147
Inventory	74,878	69,807	144,685
Goodwill, intangible assets and deferred financing fees	26,972	205,325	232,297
Accounts payable	47,405	45,952	93,357

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

During the fourth quarter of 2003, the Company recorded a $9.1 million restructuring charge in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” on the Company’s Broder division which was included in total operating expense for the year ended December 31, 2003. This charge consisted of the fair value of the future lease obligations as of the cease-use date, net of expected sub-lease rentals, severance related payments for distribution center and corporate office staff reductions and fixed asset impairment charges related to the disposal of distribution center fixed assets. The distribution centers were closed during the fourth quarter of 2003. The Company expects to incur a total of approximately $10.9 million in connection with the 2003 restructuring plan, consisting of approximately $7.0 million in distribution center closure costs, $0.9 million in non-cash fixed asset impairment charges and approximately $3.0 million in cash severance and related benefits. The majority of severance payments related to corporate employees are expected to be paid during the third quarter of 2004 due to planned corporate employee termination dates. The future lease obligation is expected to be paid over the remaining lease term, which expires in March 2014.

During the three months ended June 30, 2004, the Company recorded a non-cash fixed asset impairment charge of approximately $0.8 million for the disposal of computer software that the Company had determined it would not continue to use as a result of the completion of the second of four stages of its information systems integration plan related to the merger of Broder and Alpha. The second stage of the information systems integration plan occurred during the three months ended June 30, 2004 and combined the purchasing, forecasting, inventory control and inventory costing systems onto a single platform. The remaining $0.8 million and $1.5 million recorded during the three and six months ended June 30, 2004, respectively, represents severance and related benefits incurred in connection with the 2003 restructuring plan.

The Broder division’s restructuring activity is summarized as follows:

	Balance at December 31, 2003	Restructuring Charge	Cash Payments	Non-Cash Items Expensed Immediately	Balance at June 30, 2004
	(in thousands)
Distribution center closure costs
Lease termination costs	$7,150	$—	$(241)	$—	$6,909
Severance and related benefits	180	—	(157)	—	23
Non-cash asset write-offs	—	812	—	(812)	—
Corporate workforce reduction
Severance and related benefits	918	1,462	(597)	—	1,783

	$8,248	$2,274	$(995)	$(812)	$8,715

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references to “Broder “ the “Company,” “we,” “us,” and “our” include Broder Bros., Co. and its subsidiaries. References in this report to TSM refer to the acquisition of T-Shirts & More, Inc. that was completed in June 2003. References in this report to “Alpha” refer to the operations of Alpha Shirt Holdings, Inc. and its subsidiaries.

Broder operates on a 52- or 53-week year basis with the fiscal year ending on the last Saturday of December. For convenience, the financial information included herein has been presented as ending on the last day of the nearest calendar month. Future results could differ materially from the discussion below for many reasons, including the factors described in “Risk Factors” and elsewhere in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”) on April 16, 2004 and declared effective on April 20, 2004. In addition, see “Forward-Looking Statements” included elsewhere herein.

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

Following the acquisition, we continue to market our products under two separate brands in the marketplace: “Broder” and “Alpha.” During the fourth quarter of 2003, the Broder division successfully closed two distribution centers and currently operates through 11 facilities in 9 states nationwide. Leveraging the merchandising, sales and marketing expertise of Alpha, the Broder division enhanced its 2004 product offering, with emphasis on improving the quality, mix and quantity of products offered, the 2004 Broder division product offering consists of approximately 17,500 SKUs. The Alpha division continues to operate through its existing 5 distribution facilities, and continues to offer a broad selection of basic and premium brands. The corporate headquarters of the combined company were consolidated into the Philadelphia, Pennsylvania location during the fourth quarter of 2003.

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

New accounting pronouncements

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which was first issued in January 2003 and requires the consolidation of variable interest entities, as defined. For Broder, variable interest entities created after December 31, 2003, require application of the provisions of FIN 46 immediately. For all previously existing entities subject to FIN 46, application is required by the beginning of its fiscal year 2005. Broder is currently assessing the applicability and potential impact of FIN 46 on certain of its facility operating leases and other contractual relationships. If any of the entities related to these arrangements require consolidation under the provisions of FIN 46, the impact would be material to Broder’s financial position. For the Company’s interest in an entity that is subject to this Interpretation and that is created after December 31, 2003, we shall apply this Interpretation to that entity immediately. For the Company’s interest in an entity that is subject to this Interpretation and was created prior to December 31, 2003, we shall apply this Interpretation in our fiscal 2005. Based on our preliminary assessment of FIN 46, it is reasonably possible that once the Interpretation is effective in fiscal 2005 for entities created prior to December 31, 2003, we will be required to consolidate certain real estate and operating lease interests.

Three months ended June 30, 2004 compared to the three months ended June 30, 2003

Net Sales. Net sales increased by approximately $129.2 million, or 131.7%, from $98.1 million for the three months ended June 30, 2003 to $227.3 million for the three months ended June 30, 2004. Net of $123.2 million contribution to net sales from the acquired Alpha business for the three months ended June 30, 2004, Broder sales increased $6.0 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. This increase resulted from the net impact of: (i) incremental 2004 revenue provided by TSM which was acquired in June 2003 (estimated impact of $1.9 million); (ii) a 5.9% increase in unit volume (estimated impact of $5.8 million); and (iii) the impact of a 1.8% decrease in average selling price per unit (estimated impact of $1.7 million). A concentration of growth in the Tee shirt product category resulted in a further mix concentration in this category, although unit volumes in the sport shirt and fleece product categories remained relatively stable. After experiencing unit declines in the sport shirt and fleece product categories during 2002 and 2003, we believe the second quarter stability in these categories is an indicator that the 2004 merchandising strategy to enhance the Broder division product line is succeeding.

Gross Profit. Gross profit increased by $25.7 million, or 170.2%, from $15.1 million for the three months ended June 30, 2003 to $40.8 million for the three months ended June 30, 2004. Net of $23.0 million contribution to gross profit from the acquired Alpha business, Broder gross profit increased $2.7 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. This increase resulted from the net impact of (i) the contribution to gross profit from TSM which was acquired in June 2003 (estimated impact of $0.2 million); (ii) the increase in unit volume (estimated impact of $0.8 million); and (iii) the net impact of lower cost per unit and a more favorable contribution from private label products.

Gross margin increased from 15.4% for the three months ended June 30, 2003 to 18.0% for the three months ended June 30, 2004. Net of the impact on gross margin resulting from the inclusion of Alpha in the three months ended June 30, 2004, gross margin increased from 15.4% to 17.2%. This increase is primarily the result of lower cost of goods sold in all product categories, and a favorable mix shift within the sport shirt category.

Warehousing, Selling and Administrative Expenses. Warehousing, selling and administrative expenses increased $18.3 million, from $12.5 million for the three months ended June 30, 2003 to $30.8 million for the three months ended June 30, 2004. Approximately $3.6 million of the increase represents increased depreciation and amortization primarily related to assets acquired in the acquisition of Alpha. The inclusion of Alpha operating expenses, excluding depreciation and amortization, accounts for approximately $12.7 million of the increase. The remaining net increase is primarily the result of increased general and administrative costs of approximately $3.6 million associated with public company reporting obligations, higher distribution labor due to higher volume and recording a $0.6 million management fee accrual during the second quarter of 2004, partially offset by approximately $1.1 million in distribution labor, occupancy and other operating expense savings from the closure of the Wadesboro, Fullerton and Cleveland distribution centers during 2003 and approximately $0.5 million in corporate office consolidation savings resulting from the 2003 restructuring plan.

Restructuring Charges. As more fully described in note 9 to the consolidated financial statements, the Company recorded a restructuring charge of $9.1 million during 2003. Following the acquisition of Alpha in September 2003, the Company changed its inventory replenishment strategy of the combined company and performed a detailed review of the Company’s combined operations in order to identify areas of overlap and potential cost savings. As a result, the Company effected a restructuring plan designed to reduce its cost structure by closing certain distribution centers. During the fourth quarter of 2003, the Broder distribution center in Fullerton, CA was closed, as was the central hub facility in Wadesboro, NC. In addition, in connection with the acquisition of Alpha, the Company effected a restructuring plan to consolidate its corporate offices into Alpha’s Philadelphia, PA location and reduce its administrative workforce to eliminate duplicative functions. As a result of these 2003 restructuring plans, the Company recorded a charge of $9.1 million during 2003, and also as a result of these 2003 plans, the Company recorded additional charges of $0.7 million and $1.6 million during the three months ended March 31, 2004 and June 30, 2004, respectively. These charges primarily related to additional severance in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and the non-cash write-off of assets disposed in connection with the integration. We expect to record an additional charge of approximately $0.5 million to $1.0 million during the remainder of 2004.

In addition, also as a result of the acquisition of Alpha, the Company has plans to close additional distribution centers, one of which closed in July 2004, and another to be closed in 2005. The Company estimates costs related to lease terminations, severance and inventory reduction will result in additional future restructuring charges of approximately $0.5 million to $1.0 million.

Income from Operations. As a result of the factors described above, income from operations increased by approximately $5.8 million, from $2.6 million for the three months ended June 30, 2003 to $8.4 million for the three months ended June 30, 2004.

Interest and Other Expense. Interest expense increased by $4.9 million from $2.3 million for the three months ended June 30, 2003 to approximately $7.2 million the three months ended June 30, 2004. The increase is due primarily to increased levels of indebtedness outstanding after the Transactions, including the $175.0 million of 11 1/4% Senior Notes outstanding during the three months ended June 30, 2004 (impact of $4.9 million, excluding the impact of amortization of capitalized financing costs), and the amortization of capitalized financing costs incurred in connection with the Transactions. Interest costs were also impacted by the net effect of interest on Subordinated Notes which were converted into common stock at the end of June 2003, and higher revolving debt levels necessary to support the incremental acquired Alpha business during the three months ended June 30, 2004. Other expense for the three months ended June 30, 2003 also includes a $1.9 million loss on the conversion of the previously mentioned Subordinated Notes. Other income for the three months ended June 30, 2004 also includes the effect of a favorable change in the fair value of interest rate swaps (impact of $1.0 million). As a result of the September 22, 2003 Transactions, we have significantly higher levels of outstanding indebtedness, and accordingly expect to report significantly higher levels of interest expense in the future.

Income Taxes. The income tax provision for the three months ended June 30, 2003 was less than $0.1 million as compared to a tax provision of $0.8 million for the three months ended June 30, 2004. The difference between the U.S. federal statutory rate of 34% and the effective provision or benefit rate relates primarily to the federal benefit of deductible state and local taxes.

Net Income. As a result of the factors described above, net income increased by $2.4 million, or 160.0%, from a net loss of $1.5 million for the three months ended June 30, 2003 to net income of $0.9 million for the three months ended June 30, 2004.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

Net Sales. Net sales increased by approximately $230.0 million, or 132.2%, from $174.0 million for the six months ended June 30, 2003 to $404.0 million for the six months ended June 30, 2004. Net of $220.2 million contribution to net sales from the acquired Alpha business for the six months ended June 30, 2004, Broder sales increased $9.8 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This increase resulted from the net impact of: (i) incremental 2004 revenue provided by TSM which was acquired in June 2003 (estimated impact of $4.2 million); (ii) a 9.5% increase in unit volume (estimated impact of $16.5 million) and (iii) the impact of an approximate 6.0% decrease in average selling price and product mix shift (estimated impact of $10.9 million). Within the six month period ended June 30, 2004, the trend of declining average selling prices began to stabilize in the second quarter.

Gross Profit. Gross profit increased by $44.8 million, or 165.3%, from $27.1 million for the six months ended June 30, 2003 to $71.9 million for the six months ended June 30, 2004. Net of $42.4 million contribution to gross profit from the acquired Alpha business, Broder gross profit increased $2.4 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This increase resulted from the net impact of: (i) the contribution to gross profit from TSM which was acquired in June 2003 (estimated impact of $0.4 million); (ii) the increase in unit volume (estimated impact of $2.7 million); and (iii) the net impact price and product mix.

Gross margin increased from 15.6% for the six months ended June 30, 2003 to 17.8% for the six months ended June 30, 2004. Net of the impact on gross margin resulting from the inclusion of Alpha in the six months ended June 30, 2004, gross margin increased from 15.6% to 16.1%. This increase is primarily the result of lower cost of goods sold, net of product mix shifts.

Warehousing, Selling and Administrative Expenses. Warehousing, selling and administrative expenses increased $35.8 million, or 136.1%, from $26.3 million for the six months ended June 30, 2003 to $62.1 million for the six months ended June 30, 2004. Approximately $6.9 million of the increase represents increased depreciation and amortization related to assets acquired in the acquisition of Alpha. The inclusion of Alpha operating expenses, excluding depreciation and amortization, accounts for approximately $25.1 million of the increase. The remaining net increase is primarily the result of increased general and administrative costs of approximately $6.1 million associated with public company reporting obligations, higher distribution labor due to higher volume and recording a $0.6 million management fee accrual during the second quarter of 2004, partially offset by approximately $2.3 million in distribution labor, occupancy and other operating expense savings from the closure of the Wadesboro, Fullerton and Cleveland distribution centers during 2003 and approximately $0.7 million in corporate office consolidation savings resulting from the 2003 restructuring plan.

Restructuring Charges. As more fully described in note 9 to the consolidated financial statements, the Company recorded a restructuring charge of $9.1 million during 2003. Following the acquisition of Alpha in September 2003, the Company changed its inventory replenishment strategy of the combined company and performed a detailed review of the Company’s combined operations in order to identify areas of overlap and potential cost savings. As a result, the Company effected a restructuring plan designed to reduce its cost structure by closing certain distribution centers. During the fourth quarter of 2003, the Broder distribution center in Fullerton, CA was closed, as was the central hub facility in Wadesboro, NC. In addition, in connection with the acquisition of Alpha, the Company effected a restructuring plan to consolidate its corporate offices into Alpha’s Philadelphia, PA location and reduce its administrative workforce to eliminate duplicative functions. As a result of these 2003 restructuring plans, the Company recorded a charge of $9.1 million during 2003, and also as a result of these 2003 plans, the Company recorded an additional charge of $2.3 million during the six months ended June 30, 2004 for additional severance in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and the non-cash write-off of assets disposed in connection with the integration.

Income from Operations. As a result of the factors described above, income from operations increased by approximately $6.8 million, from $0.8 million for the six months ended June 30, 2003 to $7.6 million for the six months ended June 30, 2004.

Interest and Other Expense. Interest expense increased by $10.0 million from $4.6 million for the six months ended June 30, 2003 to approximately $14.6 million the six months ended June 30, 2004. The net increase is due primarily to increased levels of indebtedness outstanding after the Transactions, including the $175.0 million of 11 1/4% Senior Notes outstanding during the three months ended June 30, 2004 (impact of $9.8 million, excluding the impact of amortization of capitalized financing costs), and the amortization of capitalized financing costs incurred in connection with the Transactions. Interest costs were also impacted by the net effect of interest on Subordinated Notes which were converted into common stock at the end of June 2003, and higher revolving debt levels necessary to support the incremental acquired Alpha business during the six months ended June 30, 2004. Other expense for the six months ended June 30, 2003 also includes a $1.9 million loss on the conversion of the previously mentioned Subordinated Notes. Other income for the six months ended June 30, 2004 also includes the effect of a favorable change in the fair value of interest rate swaps (impact of $1.1 million). As a result of the September 22, 2003 Transactions, we have significantly higher levels of outstanding indebtedness, and accordingly expect to report significantly higher levels of interest expense in the future.

Income Taxes. The income tax benefit for the six months ended June 30, 2003 was $1.5 million, as compared to a tax benefit of $2.4 million for the six months ended June 30, 2004. The difference between the U.S. federal statutory rate of 34% and the effective provision or benefit rate relates primarily to the federal benefit of deductible state and local taxes.

Net Income/(Loss). As a result of the factors described above, the $4.1 million net loss for the six months ended June 30, 2004 was flat compared to the six months ended June 30, 2003.

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

Revolving Credit Facility

In connection with the Alpha acquisition, Broder entered into a new revolving credit facility. The revolving credit facility is available until September 2008 and provides for aggregate borrowings of up to $175.0 million, subject to borrowing base limitations. The revolving credit facility is secured by first priority pledges of all the equity interests owned by Broder in its domestic subsidiaries and 66% of all equity interests in any future foreign subsidiaries. The revolving credit facility is also secured by first priority interests in, and mortgages on, substantially all tangible and intangible assets of Broder and each of Broder’s direct and indirect domestic subsidiaries. Availability under the revolving credit facility is based on a borrowing base calculated using advance rates applied to eligible accounts receivable and eligible inventory. The revolver agreement provides for interest based upon a fixed spread above the bank’s prime lending rate, or other rate options which are periodically fixed at a spread over the bank’s LIBOR lending rate. In addition, an unused credit facility fee ranging from 0.375% to 0.5% is charged quarterly on the average daily unused portion of the facility. The unused credit facility fees amounted to approximately $0.1 million during the three months ended June 30, 2004. The revolving credit facility contains both affirmative and negative covenants which, among other things, may require us to meet certain financial tests (including a minimum interest coverage ratio and minimum levels of EBITDA, each as defined in the credit agreement), and places limits upon capital expenditures, disposals of assets, mergers and acquisitions, future indebtedness, transactions with affiliates and other customary restrictions. As of June 30, 2004, we were in compliance with all covenants.

As of June 30, 2004, outstanding borrowings on the revolving credit facility were $100.9 million, which left $36.1 million of available borrowing base capacity.

The revolving credit facility also contains provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the revolving credit agreement of $175.0 million. As of June 30, 2004, we had $9.2 million of outstanding letters of credit related to commitments for the purchase of inventory.

Senior Notes

On September 22, 2003, we completed a private offering of $175.0 million in aggregate principal amount of our 11 1/4% Senior Notes due 2010. The proceeds of the private offering were used to finance the Alpha acquisition, repay existing indebtedness of Broder and Alpha, and to pay related fees and expenses. The Senior Notes are guaranteed on a senior unsecured basis by all existing and future material domestic subsidiaries, and pay interest semi-annually in arrears on April 15 and October 15 of each year. The indenture governing the Senior Notes contains customary affirmative and negative covenants which, among other things, limit our ability to incur additional indebtedness, pay dividends, merge or consolidate, or otherwise sell or dispose of substantially all of our assets. See Note 5 to the consolidated financial statements for a further description of the Senior Notes.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

Net cash provided by operating activities was approximately $10.5 million for the six months ended June 30, 2004 compared to cash provided by operating activities of approximately $8.2 million for the six months ended June 30, 2003. The changes in accounts receivable, accounts payable and other operating accounts are principally due to the acquisition of Alpha. The change in cash flows from operating activities was due principally to increased depreciation and amortization and changes in deferred taxes and operating accounts primarily due to the acquisition of Alpha.

Net cash used in investing activities was $2.4 million for the six months ended June 30, 2004 compared to $3.8 million for the six months ended June 30, 2003. The change in cash flows from investing activities was attributable to increased capital expenditures of $1.2 million and the acquisition of TSM in June 2003.

Net cash used in financing activities for the six months ended June 30, 2004 and 2003 was $7.0 million and $5.4 million respectively. The changes were primarily the result of the net borrowings on the revolving credit facility and the change in the book overdraft position.

Contractual Cash Obligations

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(dollars in millions)
Revolving credit facility	$100.9	$—	$—	$100.9	$—
Senior notes	175.0	—	—	—	175.0
Operating lease obligations	49.0	8.1	19.7	9.1	12.1
Capital lease obligations	1.6	1.0	0.6	—	—
Supply agreement (1)	34.0	12.0	22.0	—	—

Total contractual cash obligations (2)	$360.5	$21.1	$42.3	$110.0	$187.1

(1)	Broder is party to two separate and exclusive supply agreements. In one supply agreement it has committed to purchase a minimum of $6.0 million of product per year through 2006. Under this supply agreement, Broder held an exclusivity option through 2003, with the option to extend exclusivity provisions annually in exchange for commitment to purchase an incremental $1.0 million of product each year the exclusivity option is extended. The exclusivity option for 2004 was exercised, resulting in a 2004 purchase commitment of $7.0 million. Any shortfall in committed purchases for a given year may be carried forward or backward one year, subject to certain limits. If after carry forward or backward, actual purchases still fall short of committed levels, a penalty of 7.5% of the shortfall will be incurred.

In the other supply agreement Broder has committed to purchase a total of $15.0 million at a minimum of $5.0 million of product per year through 2007.

(2)	Interest payments on the revolving credit facility, the senior notes and the seller note represent contractual future obligations not reflected in this table.

Litigation

In April 2004, a contracted supplier filed a claim against the Company for breach of contract, fraud and negligent misrepresentation. On July 7, 2004 the Company entered into a settlement with the plaintiffs resulting in no material impact on the Company’s financial condition or results of operations. In connection with the settlement agreement the Company agreed to a supply agreement providing for a total purchase of $15.0 million of product purchase commitments with a minimum of $5.0 million of product purchases per year through 2007. Management believes this commitment is within the normal needs of the business. The Company is also a party to various other lawsuits arising out of the normal conduct of its business, none of which, individually or in the aggregate, are expected to have a material adverse effect on the Company’s results of operations or financial position.

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

Forward-Looking Statements

We caution readers that this report includes “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “likely,” “will,” “should,” and similar words or phrases. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that would affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are set forth in various places in this report. These factors include:

•	general economic conditions;

•	risks related to the integration of Alpha and our organizational changes;

•	risks related to our overall acquisition strategy;

•	significant competitive activity, including promotional and price competition;

•	changes in customer demand for our products and our ability to protect and/or expand customer relationships;

•	price volatility of raw materials;

•	success of our marketing and advertising programs;

•	risks associated with new products and new product features;

•	collectibility of receivables from our customers;

•	ability to attract and retain key personnel;

•	costs of insurance and other selling, general and administrative expenses; and

•	other risk factors listed in our reports filed with the SEC from time to time.

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

As of June 30, 2004, we had $100.9 million of debt outstanding under our new revolving credit facility. Our new revolving credit facility is subject to variable interest rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the June 30, 2004 level of borrowings, and further considering the interest rate protection agreements currently in place (see following paragraph), we estimate that a one percentage point increase in interest on our variable rate debt agreements would have increased interest expense for the three and six months ended June 30, 2004 by approximately $0.2 and $0.4 million.

Broder has entered into interest rate protection agreements whereby it has contracted to pay a fixed interest rate in exchange for receipt of a variable rate. Of the $30.0 million of notional principal amount under interest rate protection agreements, $20.0 million terminates in May 2005 and $10.0 million terminates in October 2008. Broder has elected not to apply hedge accounting for the currently outstanding interest rate protection agreements. Accordingly, Broder records its interest rate swaps at fair value on the balance sheet and records gains and losses on these contracts as well as the periodic settlements of these contracts through its statement of operations. The Company recorded other income (expense) of approximately $1.0 million and less than ($0.1) million during the three months ended June 30, 2004 and 2003, respectively. The Company recorded other income of approximately $1.1 million and $0.1 million during the six months ended June 30, 2004 and 2003 respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective, and provide reasonable assurance that the material information required to be included in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

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

Other than this May 10, 2004 transition, there were no significant changes to our internal controls or, to our knowledge, any other factors that could significantly affect our internal controls, subsequent to the date of our Chief Executive Officer’s and Chief Financial Officer’s last evaluation of our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K

None.

(b)	Exhibits:

Exhibit No.	Description

10.19	2004 Executive Stock Option Plan.

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 10, 2004	BRODER BROS., CO.

	By:	/s/ VINCENT TYRA
Vincent Tyra President, Chief Executive Officer and Director (Principal Executive Officer)

August 10, 2004

	By:	/s/ DAVID HOLLISTER
David Hollister Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)