Form 10-Q
period 2004-09-25
BRODER BROS CO
filed 2004-11-09
CIK 1266700

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2004

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

As of November 8, 2004, there were 1,000,000 shares of Class L, Series 1 common stock outstanding; 966,791 shares of Class L, Series 2 common stock outstanding; 2,814,992 shares of Class L, Series 3 common stock outstanding; 2,721,509 shares of Class L, Series 4 common stock outstanding; 10,211,111 shares of Class A common stock outstanding; and 29,025,689 shares of Class B common stock outstanding.

BRODER BROS., CO.

Quarterly Report for the Period Ended September 25, 2004

Broder Bros., Co. (the “Company”) is the issuer of 11.25% Senior Notes (“Senior Notes”) due October 15, 2010. The Senior Notes were the subject of an exchange offer that was registered with the Securities and Exchange Commission (“SEC”) (File No. 333-110029). In June 2003, the Company completed the purchase of T-Shirts & More, Inc. (“TSM”) through an asset purchase agreement, in September 2003, the Company acquired all of the outstanding capital stock of Alpha Shirt Holdings, Inc., pursuant to a stock purchase agreement entered into in July 2003, and in August 2004, the Company acquired all of the shares of beneficial interest of NES Clothing Company. As used herein and except as the context otherwise may require, the “Company,” “we,” “us,” “our” or “Broder” means, collectively, Broder Bros., Co. and all of its consolidated subsidiaries. For periods after the acquisition of Alpha Shirt Holdings, Inc. (see Note 3), “Alpha” refers to the former business operated by Alpha Shirt Holdings, Inc., which now operates as a division of Broder Bros., Co. and for periods after the acquisition of NES Clothing Company (see Note 3), “NES” refers to the former business operated by NES Clothing Company, which now operates as a division of Broder Bros., Co.

Part I. Financial Information

Item 1.	Financial Statements

BRODER BROS., CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 25, 2004 and December 27, 2003

	2004	2003
	(unaudited)
	(dollars in thousands, except per share amounts)
ASSETS
Current assets
Cash	$5,512	$3,175
Accounts receivable, net of allowance for doubtful accounts of $4,267 at September 25, 2004 and $2,820 at December 27, 2003	100,431	67,508
Finished goods inventory	167,632	131,585
Prepaid and other current assets	3,706	5,375
Deferred income taxes	8,646	10,374

Total current assets	285,927	218,017
Fixed assets, net	15,188	16,339
Goodwill	136,570	137,969
Other intangibles	87,531	85,174
Deferred financing fees, net	15,219	17,363
Deferred income taxes	4,542	3,519
Other assets	844	501

Total assets	$545,821	$478,882

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligations	$888	$1,424
Accounts payable	121,007	80,235
Accrued expenses	16,279	10,755
Accrued interest	9,715	6,085

Total current liabilities	147,889	98,499
Long-term debt and capital lease obligations, net of current portion	270,322	261,943
Deferred income taxes	42,441	41,162
Other long-term liabilities	7,841	11,670
Redeemable securities, net of employee note receivable	2,280	—

Total liabilities	470,773	413,274
Redeemable securities
Class A and L, Series 1 and 2 common stock, net of employee note receivable	—	718
Commitments and contingencies
Shareholders’ equity
Class L, Series 1 common stock; par value $0.01 per share; 2,000,000 shares authorized; 963,637 and 958,182 issued and outstanding (aggregate liquidation preference of $26,086 and $23,648)	10	10
Class L, Series 2 common stock; par value $0.01 per share; 2,000,000 shares authorized; 931,635 and 926,362 issued and outstanding (aggregate liquidation preference of $17,636 and $15,702)	10	9
Class L, Series 3 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,771,042 and 2,452,012 issued and outstanding (aggregate liquidation preference of $75,012 and $60,516)	28	25
Warrants—Class L, Series 3	1,471	1,292
Class L, Series 4 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,679,019 and 2,370,584 issued and outstanding (aggregate liquidation preference of $50,714 and $40,181)	27	24
Class A, common stock; par value $0.01 per share; 15,000,000 shares authorized; 9,695,252 and 9,640,373 issued and outstanding	96	96
Class B, common stock; par value $0.01 per share; 35,000,000 shares authorized; 28,572,519 and 25,282,963 issued and outstanding	286	253
Additional paid-in capital	119,641	107,840
Employee note receivable	—	(414)
Accumulated other comprehensive income	(144)	(244)
Accumulated deficit	(46,357)	(44,001)
Treasury Stock, 100,000 shares of Class A common stock, at cost	(20)	—

Total shareholders’ equity	75,048	64,890

Total liabilities and shareholders’ equity	$545,821	$478,882

The accompanying notes are an integral part of the consolidated financial statements.

BRODER BROS., CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 25, 2004 and September 27, 2003

	Three Months Ended September 25, 2004	Three Months Ended September 27, 2003	Nine Months Ended September 25, 2004	Nine Months Ended September 27, 2003 (As restated, see Note 1)
	(unaudited)
	(dollars in thousands)
Net sales	$231,305	$111,879	$635,363	$285,910
Cost of sales	190,819	97,006	522,967	243,944

Gross profit	40,486	14,873	112,396	41,966
Warehousing, selling and administrative	30,417	16,136	92,466	42,442
Restructuring and asset impairment charges	181	—	2,455	—

Total operating expenses	30,598	16,136	94,921	42,442

Income (loss) from operations	9,888	(1,263)	17,475	(476)
Other (income) expense
Interest	7,416	2,311	22,016	6,898
Change in fair value of interest rate swaps and periodic net swap settlements	(107)	649	(1,218)	509
Amortization of FAS 133 transition adjustment	50	72	150	216
Loss on debt conversion	—	—	—	1,859
Gain on debt retirement	—	(1,591)	—	(1,591)
Other, net	139	(47)	573	(205)

Total other expense	7,498	1,394	21,521	7,686

Income (loss) before income taxes	2,390	(2,657)	(4,046)	(8,162)
Income tax provision (benefit)	685	(1,667)	(1,690)	(3,125)

Net income (loss)	$1,705	$(990)	$(2,356)	$(5,037)

The accompanying notes are an integral part of the consolidated financial statements.

BRODER BROS., CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 25, 2004 and September 27, 2003

	September 25, 2004	September 27, 2003
	(unaudited)
	(dollars in thousands)
Cash flows from operating activities
Net loss	$(2,356)	$(5,037)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	4,391	3,001
Amortization	12,303	3,725
Deferred taxes	(4,807)	(4,356)
Amortization of FAS 133 transition adjustment	100	144
Change in fair value of interest rate swaps	(1,218)	(725)
Payable-in-kind interest expense	—	679
Loss on disposal of fixed assets	812	—
Loss on debt conversion, net	—	268
Loss on early retirement of deferred compensation arrangement	185	—
Changes in operating accounts
Accounts receivable	(17,296)	6,324
Inventory	(11,499)	2,789
Prepaid and other	5,164	5,212
Accounts payable	43,653	(10,782)
Accrued liabilities and other	6,487	(4,929)

Net cash provided by (used in) operating activities	35,919	(3,687)

Cash flows from investing activities
Acquisition of fixed assets	(3,176)	(1,715)
Acquisition of NES Clothing Company, less cash acquired	(31,725)	—
Acquisition of Alpha Shirt Company	—	(247,789)
Acquisition of T-Shirts & More	—	(2,598)

Net cash (used in) investing activities	(34,901)	(252,102)

Cash flows from financing activities
Borrowings on revolving credit agreement	315,269	316,000
Repayments on revolving credit agreement	(306,169)	(294,600)
Payments of principal of subordinated long term debt	—	(4,429)
Issuance of common stock	13,255	75,690
Borrowings under debentures	—	175,000
Payment of financing fees	—	(17,336)
Change in book overdraft	(19,555)	8,393
Payments of deferred compensation arrangement	(939)	(1,187)
Payments of principal on capital lease obligations	(1,107)	—
Payments of Kay’s seller note	(150)	—
Proceeds from payment of employee note receivable	715	—

Net cash provided by financing activities	1,319	257,531

Net increase in cash	2,337	1,742
Cash at beginning of period	3,175	2,623

Cash at end of period	$5,512	$4,365

Supplemental disclosure of cash flow information
Interest paid	$15,529	$7,079

Taxes paid	$140	$473

Assets acquired as a result of capital lease obligations	$—	$1,767

The accompanying notes are an integral part of the consolidated financial statements.

BRODER BROS., CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of the Company

Broder Bros., Co. (the “Company”) is a national wholesale distributor of imprintable sportswear and related products which include undecorated or “blank” T-shirts, sweatshirts, polo shirts, fleece, caps, bags and other imprintable accessories that are decorated primarily for advertising and promotional purposes. Products are sold to screen printers, embroiderers and advertising specialty companies through the Company’s distribution centers which are strategically located throughout the United States. These customers decorate the Company’s products with corporate logos, brands and other promotional images, then sell the imprinted sportswear and accessories to a highly diversified range of end-customers, including Fortune 1000 companies, sporting venues, concert promoters, athletic leagues, educational institutions and travel resorts.

In June 2003, the Company completed the purchase of T-Shirts & More, Inc. (“TSM”) through an asset purchase agreement, and in September 2003, the Company acquired all of the outstanding capital stock of Alpha Shirt Holdings, Inc. (“Alpha”) pursuant to a stock purchase agreement entered into in July 2003. Immediately after consummation of the acquisition, Alpha and its subsidiaries were merged with and into Broder Bros., Co., except for ASHI, Inc., which became a direct, wholly owned non-operating subsidiary of the Company.

In August 2004, the Company acquired all of the shares of beneficial interest of NES Clothing Company (“NES”), a leading distributor of imprintable sportswear in New England. Immediately after consummation of the acquisition, NES and its wholly owned operating subsidiary, Aprons Unlimited, Inc., were merged with and into Broder Bros., Co.

The Company operates on a 52- or 53-week year basis with the year ending on the last Saturday of December. The three and nine months ended September 25, 2004 and September 27, 2003 each consisted of thirteen weeks and 39 weeks, respectively. Fiscal periods are identified according to the calendar period that they most accurately represent. For example, the quarterly period ended September 25, 2004 is referred to herein as “the three months ended September 30, 2004,” and the balance sheet dates of September 25, 2004 and December 27, 2003 are referred to herein as “September 30, 2004” and “December 31, 2003,” respectively.

Basis of Presentation of Unaudited Interim Financial Information

The unaudited consolidated financial information herein has been prepared in accordance with generally accepted accounting principles and are in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003 of the Company, which are included in the Registration Statement on Form S-4 filed with the SEC on April 16, 2004. The Company’s Registration Statement was declared effective by the SEC on April 20, 2004.

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

Prior to fiscal year 2003, the Company’s inventory cost excluded the costs of purchasing, receiving, inspecting and handling inventory (which were recorded as warehousing, selling and administrative expenses) and also excluded the capitalization of vendor incentives related to unsold inventory. The Company has determined this historical method of costing inventory was not in accordance with generally accepted accounting principles. The impact of this erroneous accounting on the prior fiscal years for 2002 and 2001 was not material, and the accumulated pre-tax impact of $175,000 was recorded as a charge to 2003 cost of sales at the beginning of 2003. In addition, the Company has previously issued unaudited interim financial information for the nine months ended September 27, 2003, which also included the aforementioned erroneous accounting, and resulted in a $104,000 net overstatement of pre-tax earnings for the nine months ended September 27, 2003. The impact on the nine months ended September 27, 2003 is detailed as follows:

	Nine Months Ended September 30, 2003
	As Previously Reported (a)	Adjustment	As Restated
	(unaudited – dollars in thousands)
Impact on Statement of Operations:
Net sales	$285,910	$—	$285,910
Cost of sales	243,665	279	243,944

Gross profit	42,245	(279)	41,966
Warehousing, selling and administrative	42,442	—	42,442

Loss from operations	(197)	(279)	(476)
Total other expense	7,686	—	7,686

Loss before income taxes	(7,883)	(279)	(8,162)
Income tax benefit	(3,013)	(112)	(3,125)

Net loss	$(4,870)	$(167)	$(5,037)

Impact on Balance Sheet:
Inventory	$143,673	$(279)	$143,394
Accrued expenses	$6,395	$112	$6,507
Total shareholders’ equity	$72,449	$(167)	$72,282

(a)	Certain reclassifications to previously reported amounts have been made to this column to conform to the current presentation.

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

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(in thousands)		(in thousands)
Net income (loss), as reported	$1,705	$(990)	$(2,356)	$(5,037)
Pro Forma SFAS No. 123 expense, net of related tax	(230)	(5)	(465)	(15)

Pro Forma net income (loss)	$1,475	$(995)	$(2,821)	$(5,052)

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

In March 2004, the FASB issued an exposure draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” The effective date for the proposed standard is for periods beginning after June 15, 2005. When the standard becomes effective, the Company will be required to record compensation expense on stock options granted to employees. The Company is currently assessing the impact that this proposed standard would have on its consolidated financial statements.

2. Shareholders’ Equity

In September 2003, the Company issued new equity to Bain Capital and related investors with proceeds aggregating $76.0 million, less related fees and expenses of approximately $0.3 million. The $76.0 million of new equity was comprised of:

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

On August 31, 2004, in connection with the acquisition of NES (see Note 3), the Company issued new equity to Bain Capital and related investors with proceeds aggregating approximately $12.4 million, less related fees and expenses of approximately $0.4 million. The $12.4 million in new equity was comprised of:

•	3,504,129 shares of Class B common stock with a par value of $0.01 per share. These shares are non-voting, but are otherwise identical to the existing shares of Class A common stock.

•	339,840 shares of Class L, Series 3 common stock with a par value of $0.01 per share. These shares are non-voting and have a liquidation preference over the Class A and B common stock. The liquidation preference per share is calculated as $26.84 plus an amount accumulating from the date of issuance at a rate of 12.5% per annum, and compounding quarterly, on the outstanding accumulated preference. In addition, the Class L, Series 3 shareholders were also issued warrants for the purchase of 37,760 shares of Class L, Series 3 common stock at an exercise price of $15.75 per share which expire on September 22, 2013. The Class L, Series 3 warrants were estimated to be valued at approximately $0.2 million in the accompanying financial statements.

•	328,554 shares of Class L, Series 4 common stock with a par value of $0.01 per share. These shares are non-voting and have a liquidation preference over the Class A and B common stock. The liquidation preference per share is calculated at $18.75 plus an amount accumulating from the date of issuance at a rate of 15.0% per annum, and compounding quarterly, on the outstanding accumulated preference.

On September 17, 2004, the Company issued new equity to certain executive officers of the Company with proceeds aggregating approximately $0.8 million. The new equity was comprised of:

•	238,597 shares of Class B common stock with a par value of $0.01 per share. These shares are non-voting, but are otherwise identical to the existing shares of Class A common stock.

•	23,140 shares of Class L, Series 3 common stock with a par value of $0.01 per share. These shares are non-voting and have a liquidation preference over the Class A and B common stock. The liquidation preference per share is calculated as $27.00 plus an amount accumulating from the date of issuance at a rate of 12.5% per annum, and compounding quarterly, on the outstanding accumulated preference. In addition, the Class L, Series 3 shareholders were also issued warrants for the purchase of 2,571 shares of Class L, Series 3 common stock at an exercise price of $15.75 per share which expire on September 22, 2013. The Class L, Series 3 warrants were estimated to be valued at approximately $12,000 in the accompanying financial statements.

•	22,371 shares of Class L, Series 4 common stock with a par value of $0.01 per share. These shares are non-voting and have a liquidation preference over the Class A and B common stock. The liquidation preference per share is calculated at $18.88 plus an amount accumulating from the date of issuance at a rate of 15.0% per annum, and compounding quarterly,

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

3. Acquisitions

In accordance with SFAS No. 141 “Business Combinations,” the purchase price paid in each acquisition has been allocated to the assets acquired and liabilities assumed. In June 2003, the Company acquired substantially all of the assets of TSM, a regional sportswear distributor with one location in Louisville, Kentucky. In September 2003, the Company acquired all of the outstanding capital stock of Alpha, a national sportswear and accessories distributor with five locations located throughout the United States. In August 2004, the Company acquired all of the shares of beneficial interest of NES , a leading distributor of imprintable sportswear in New England. The primary benefit inherent in the TSM acquisition was in the form of operating synergies expected to result from the elimination of duplicative infrastructure, job functions, and selling, general and administrative costs. Accordingly, the excess purchase price paid for TSM over the fair value of tangible assets acquired and liabilities assumed was allocated to goodwill. The acquisition of Alpha has brought the Company greater scale, broader product offerings, extended national presence and differentiated customer selling support. The purchase price allocation for the acquisition of Alpha was performed with the assistance of an independent appraisal firm to determine valuations of certain tangible and identifiable intangible assets. The primary benefit inherent in the NES acquisition was its strong market position in the New England region. The preliminary purchase price allocation of the acquisition of NES was performed with the assistance of an independent appraisal firm to determine valuations of identifiable intangible assets. The purchase price paid for NES was allocated based on the fair value of tangible and intangible assets acquired and liabilities assumed. The NES purchase price allocation is preliminary with respect to working capital and certain other assets and liabilities.

The following table represents the final allocation of the purchase price to assets acquired and liabilities assumed for the acquisitions of TSM and Alpha, and the preliminary allocation of the purchase price to assets acquired and liabilities assumed for the acquisition of NES. The final allocation of Alpha purchase price was recorded in 2004 and resulted in a credit to goodwill of $1,399, and primarily related to adjustments to deferred taxes upon filing final Alpha tax returns.

	TSM	Alpha	NES
	(in thousands)
Accounts receivable	$768	$49,313	$15,627
Inventory	1,961	53,508	24,548
Other assets	138	4,592	768
Fixed assets	48	7,611	873
Customer relationships	—	47,600	8,500
Trademarks and trade names	—	40,100	4,000
Other intangible assets	—	733	—
Goodwill	2,378	125,746	—
Accounts payable and other liabilities	(2,695)	(42,032)	(17,591)
Long-term debt	—	(150)	—
Deferred taxes, net	—	(40,462)	(5,000)

Purchase Price	$2,598	$246,559	$31,725

The unaudited pro forma financial information presented below gives effect to the TSM, Alpha and NES acquisitions as if they occurred at the beginning of each period presented and includes adjustments consistent with Rule S-X, Article II, “Pro Forma Financial Information”. The information presented below is for illustrative purposes only and is not indicative of results which would have been achieved or may be achieved in the future.

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(in thousands)
Net sales	$253,860	$243,257	$724,964	$687,204
Gross profit	44,820	39,545	128,354	115,423
Income from operations	10,208	3,620	20,477	15,393
Net income (loss)	1,523	(1,038)	(1,140)	(4,521)

The results of operations for each acquisition have been included in the consolidated financial statements since the date of acquisition.

4. Comprehensive Income/(Loss)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(in thousands)
Net income (loss)	$1,705	$(990)	$(2,356)	$(5,037)
Amortization of FAS 133 transition adjustment, net of taxes	33	48	100	144

Comprehensive income (loss)	$1,738	$(942)	$(2,256)	$(4,893)

5. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following:

	September 30, 2004	December 31, 2003
	(in thousands)
Revolving credit facility	$95,000	$85,900
Senior notes	175,000	175,000
Kay’s seller note	—	150
Capital lease obligations	1,210	2,317

	271,210	263,367
Less: current portion	888	1,424

Total long-term debt and capital lease obligations, excluding current portion	$270,322	$261,943

Revolving Credit Facility

In connection with the Alpha acquisition, the Company retired its existing revolving credit facility and entered into a new revolving credit facility. This revolving credit facility is available until September 2008 and provides for aggregate borrowings of up to $175.0 million, subject to borrowing base limitations. The revolving credit facility is secured by first priority pledges of all the equity interests owned by the Company in its domestic subsidiaries and 66% of all equity interests in any future foreign subsidiaries. The revolving credit facility is also secured by first priority interests in, and mortgages on, substantially all tangible and intangible assets of the Company and each of its direct and indirect domestic subsidiaries. Availability under the revolving credit facility is based on a borrowing base calculated using advance rates applied to eligible accounts receivable and eligible inventory. The revolving credit facility contains both affirmative and negative covenants which, among other things, may require the Company to meet certain financial tests (including a minimum interest coverage ratio and minimum levels of EBITDA, as defined in the credit facility), and places limits upon capital expenditures, disposals of assets, mergers and acquisitions, further indebtedness, transactions with affiliates and other customary restrictions. The occurrence of certain of these events may accelerate required repayment. As of September 30, 2004, the Company was in compliance with all covenants.

The revolver agreement provides for interest based upon a fixed spread above the bank’s prime lending rate, or other rate options which are periodically fixed at a spread over the bank’s LIBOR lending rate. In addition, an unused credit facility fee ranging from 0.375% to 0.5% is charged quarterly on the average daily unused portion of the facility. The unused credit facility fees amounted to approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2004, respectively. The effective interest rates at September 30, 2004 and December 31, 2003 were 5.6% and 5.7%, respectively, and the weighted average interest rate on the new revolving credit facility for the nine months ended September 30, 2004 was 4.0%. As of September 30, 2004, outstanding borrowings on the revolving credit facility were $95.0 million, which left approximately $67.8 million of available borrowing base capacity.

Deferred financing fees related to the revolving credit facility of $7.1 million are being amortized on a straight-line basis over the life of the facility.

The revolving credit facility also contains a provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the revolving credit agreement of $175.0 million. As of September 30, 2004 and December 31, 2003, the Company had outstanding letters of credit related to commitments for the purchase of inventory of approximately $10.1 million and $6.1 million, respectively.

Senior Subordinated Notes

On June 27, 2003, the Company completed the conversion of all outstanding Senior Subordinated Notes (approximately $13.2 million carrying value at time of conversion) into 966,791 shares of Class L, Series 2 (“Class L-2”) and recognized a loss of approximately $1.9 million reflecting the difference between the carrying value of the notes and the estimated fair value of the Class L-2 shares. The Class L-2 shares are non-voting and provide for a liquidation preference over Class A shares with respect to any distribution by the Company to holders of its capital stock equal to the conversion value of the shares plus an amount that accrues at an annual rate of 15% compounded on a quarterly basis. Class L-2 shares have a par value $0.01 per share and are identical to Class A common shares in all other respects.

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

Interest rate swaps

As a condition of the prior revolving credit facility, the Company was required to enter into interest rate protection agreements (“swaps”) which survived in the current revolving credit facility. The Company does not use derivatives for speculative purposes.

The Company had outstanding interest rate swap agreements with a commercial bank as follows:

	Notional Amounts
	September 30, 2004	December 31, 2003
	(in thousands)
Maturity—May 2005	$20,000	$20,000
Maturity—October 2008	10,000	10,000

	$30,000	$30,000

The Company is exposed to credit loss in the event of nonperformance by the counter party. The Company does not anticipate nonperformance to be likely.

The fair value of the Company’s interest rate protection agreements approximated $(2.0) million at December 31, 2000. Upon adoption of SFAS No. 133 on December 31, 2000, the Company reduced other comprehensive income by this amount, less the tax effect, as a result of the transition. Immediately following adoption, the Company elected to not apply hedge accounting for these swap agreements. The fair value of these interest rate swaps decreased to approximately $(2.0) million and $(3.2) million at September 30, 2004 and December 31, 2003, respectively. These decreases in value have been recognized in earnings. In addition, approximately $0.1 million and $0.1 million, net of tax, of the initial transition adjustment was reclassified to earnings during the nine months ended September 30, 2004 and 2003, respectively. The Company expects to reclassify approximately $0.1 million, net of tax, during the next 12 months. The swaps are classified on the consolidated balance sheets based on the expected timing of the cash flows related to the swaps. Approximately $0.6 million of the swap liability was classified as accrued expenses at September 30, 2004 and the remaining $1.4 million was classified as other long-term liabilities at September 30, 2004. The swaps were classified as other long-term liabilities at December 31, 2003.

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

During the three months ended June 30, 2004, Bain Capital, Inc. redeemed this executive’s shares at fair market value for approximately $0.3 million, which resulted in an increase to additional paid-in-capital. In addition, Bain Capital sold shares of its common stock to certain executives at their fair market value. These shares may be put to the Company at their fair market value if the executive terminates for any reason other than for cause or without good reason and are recorded as other long-term liabilities on the consolidated balance sheet at September 30, 2004 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Redemption was considered to be uncertain for all executives as of September 30, 2004 based on the fact that a triggering event has not occurred leading to an executive’s termination for any other reason than for cause or without good reason.

These shares, net of the related note receivable, have been recorded on the consolidated balance sheets at each of the following dates:

	Number of Shares	Common Stock at Par Value	Additional Paid-in Capital	Liquidated Preference
	(in thousands, except share amounts)
September 30, 2004
Class A	515,859	$5.2	$95	—
Class B	453,170	4.5	92	—
Class L, Series 1	36,363	0.4	572	984.3
Class L, Series 2	35,156	0.4	553	665.5
Class L, Series 3	43,950	0.4	757	1,189.7
Class L, Series 4	42,490	0.4	636	804.3
December 31, 2003
Class A	670,738	$6.7	$124	—
Class L, Series 1	41,818	0.4	658	1,032.1
Class L, Series 2	40,429	0.4	636	685.3

6. Related Party Transactions

In May 2000, the Company entered into an Advisory Services Agreement with Bain Capital, Inc. pursuant to the Merger Agreement and Recapitalization of the Company. The Advisory Services Agreement required the Company to pay a quarterly advisory fee of approximately $0.2 million for a ten-year period. In the event of a change of control or Initial Public Offering prior to the ten-year period, Bain Capital would have received a lump sum payment equivalent to three years of advisory fees. The agreement also required the Company to pay investment banking fees in the amount of 1% of certain prescribed transactions, part of which could have been used to offset the quarterly advisory fee otherwise due. Advisory service payments were $0.2 million and $0.6 million during the three and nine months ended September 30, 2003, respectively.

In connection with the acquisition of Alpha in September 2003, the Advisory Services Agreement was cancelled and replaced by a discretionary, contingency-based agreement, subject to certain limitations set forth therein. Under the amended and restated Advisory Services Agreement, for the first two full fiscal years following the acquisition and related equity investment by Bain Capital, Bain Capital may be paid a management fee for strategic, financial and other advisory services up to an annual maximum of $1.5 million at the discretion of the Company’s board of directors. In the event Bain Capital receives a fee for fiscal 2004, it will also receive a pro rata portion of such fee for the period from the closing of the acquisition through December 31, 2003. For each full fiscal year beginning in fiscal 2006, Bain Capital may be paid a fee up to an annual maximum of $3.0 million at the discretion of the Company’s board of directors. Before any such management fees may be paid, EBITDA, as defined in the agreement, after giving effect to payment of the management fee, must be greater than $52.0 million in order for Bain Capital to earn a fee. For purposes of calculating whether the payment of a management fee is permitted in fiscal 2004, EBITDA in fiscal 2004 will be adjusted for certain cost savings set forth in the agreement that are expected to be achieved in fiscal 2004, without duplication of such cost savings actually realized through fiscal year 2004, as reviewed and approved by the Company’s board of directors in their reasonable discretion. Except as described in this paragraph, the new Advisory Services Agreement is substantially identical to the prior advisory services agreement. Management believes that the terms of such advisory agreement with Bain Capital are no less favorable than those that could have been obtained pursuant to a similar agreement with an unrelated third party. During the nine months ended September 30, 2004, the Company recorded a management fee accrual of $1.0 million.

In connection with the Recapitalization, the Company loaned an officer $1.0 million as a note receivable with interest at the annual short-term federal rate compounded annually. The note is due May 3, 2007. As security, the officer has pledged shares in the Company. At December 31, 2003, $0.7 million of the employee note and related interest were netted against the related redeemable securities that were included as mezzanine debt on the consolidated balance sheet. The remaining $0.3 million and related interest was included in the shareholders’ equity section of the consolidated balance sheet. As disclosed in Note 2, the Company also entered into a non-contingent deferred compensation agreement with the same officer for $1.0 million also payable in 2007. The deferred compensation agreement was settled for its full value when the officer repaid a $0.7 million note payable to the Company during the three months ended June 30, 2004. The transactions had no net impact on cash flows of the Company, but resulted in the recognition of an approximate $0.2 million loss on the early retirement of the deferred compensation obligation. At September 30, 2004, approximately $0.4 million of the note receivable including interest was outstanding and was included in other long-term liabilities on the consolidated balance sheet.

On September 17, 2004, the Company issued new equity to certain executive officers of the Company with proceeds aggregating $0.8 million (see Note 2).

7. Commitments and Contingencies

Self-Insured Health Plan

The Company maintains a self-insured health plan for substantially all of its Broder and Alpha division employees. The Company has purchased stop loss insurance to supplement the health plan, which will reimburse the Company for individual claims in excess of $0.1 million annually or aggregate claims exceeding approximately $2.5 million. At September 30, 2004 and December 31, 2003, approximately $0.6 million and $0.5 million were included in accrued liabilities, respectively.

Litigation

In July 2004 the Company settled a dispute with a supplier resulting in no material impact on the Company’s financial condition or results of operations. In connection with the settlement agreement the Company agreed to a supply agreement providing for a total purchase of $15.0 million of product purchase commitments with a minimum of $5.0 million of product purchases per year through 2007. Management believes this commitment is within the normal needs of the business. The Company is also a party to various other lawsuits arising out of the normal conduct of its business, none of which individually or in the aggregate, are expected to have a material adverse effect on the Company’s results of operations or financial position.

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

Advisory Services Agreement

In connection with the acquisition of Alpha, the Company entered into an amended and restated Advisory Services Agreement with Bain Capital in September 2003. See Note 6.

8. Segment Information

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company’s principal business units are currently grouped into three operating segments. Operating segments are defined as components of the business for which separate information is available and is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. Prior to the Alpha acquisition in September 2003, the Company operated as one segment. From the date of the Alpha acquisition until the NES acquisition in August 2004 the Company operated as two segments, the Broder division and the Alpha division. Subsequent to the NES acquisition, the Company operates as three business units: the Broder division, the Alpha division and the NES division.

While management expects these segments to exhibit similar long-term financial performance because they have similar economic characteristics, the nature of each division’s products is similar, the type of customer is similar and the method used to distribute their products is similar, the Company has determined that it had two operating segments as of December 31, 2003 following the Alpha acquisition, and three segments as of September 30, 2004 following the NES acquisition, because a comprehensive integration of the businesses had not occurred. Until such time as a comprehensive integration of the three businesses has occurred, the Company intends to separately identify and manage certain key elements of each division. The following table presents information used by the Company’s chief operating decision makers in deciding how to allocate resources and in assessing performance. The gross profit line item in the three divisions’ segment reporting continues to lose its individual identity as the Company has negotiated incentives with suppliers on behalf of the combined company. Therefore, the gross profit line item will not be reported in the segment reporting following the close of this fiscal year.

	Three Months Ended September 30, 2004				Nine Months Ended September 30, 2004
	Broder	Alpha	NES	Consolidated	Broder	Alpha	NES	Consolidated
	(in thousands)
Statement of Operations Information
Net sales	$104,803	$117,344	$9,158	$231,305	$288,644	$337,561	$9,158	$635,363
Cost of sales	86,734	96,460	7,625	190,819	241,045	274,297	7,625	522,967

Gross profit	$18,069	$20,884	$1,533	$40,486	$47,599	$63,264	$1,533	$112,396

	Three Months Ended September 30, 2003				Nine Months Ended September 30, 2003
	Broder	Alpha	NES	Consolidated	Broder	Alpha	NES	Consolidated
	(in thousands)
Statement of Operations Information
Net sales	$102,936	$8,943	$—	$111,879	$276,967	$8,943	$—	$285,910
Cost of sales	89,748	7,258	—	97,006	236,686	7,258	—	243,944

Gross profit	$13,188	$1,685	$—	$14,873	$40,281	$1,685	$—	$41,966

	September 30, 2004
	Broder	Alpha	NES	Consolidated
	(in thousands)
Balance Sheet Information
Accounts receivable, net	$39,149	$44,982	$16,300	$100,431
Inventory	70,622	76,144	20,866	167,632
Goodwill, intangible assets and deferred financing fees	57,691	169,621	12,008	239,320
Accounts payable	51,785	55,996	13,226	121,007

	December 31, 2003
	Broder	Alpha	NES	Consolidated
	(in thousands)
Balance Sheet Information
Accounts receivable, net	$29,657	$37,851	$—	$67,508
Inventory	75,923	55,662	—	131,585
Goodwill, intangible assets and deferred financing fees	11,138	229,368	—	240,506
Accounts payable	43,641	36,594	—	80,235

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

During the fourth quarter of 2003, the Company recorded a $9.1 million restructuring charge in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” on the Company’s Broder division which was included in total operating expense for the year ended December 31, 2003. This charge consisted of the fair value of the future lease obligations as of the cease-use date, net of expected sub-lease rentals, severance related payments for distribution center and corporate office staff reductions and fixed asset impairment charges related to the disposal of distribution center fixed assets. The distribution centers were closed during the fourth quarter of 2003. The Company expects to incur a total of approximately $10.9 million in connection with the 2003 restructuring plan, consisting of approximately $7.0 million in distribution center closure costs, $0.9 million in non-cash fixed asset impairment charges and approximately $3.0 million in cash severance and related benefits. The majority of severance payments related to corporate employees are expected to be paid during the fourth quarter of 2004 and first quarter of 2005 due to planned corporate employee termination dates. The future lease obligation is expected to be paid over the remaining lease term, which expires in March 2014.

During the nine months ended September 30, 2004, the Company recorded a non-cash fixed asset impairment charge of approximately $0.8 million for the disposal of computer software that the Company had determined it would not continue to use as a result of the completion of the second of four stages of its information systems integration plan related to the merger of Broder and Alpha. The second stage of the information systems integration plan occurred during the three months ended June 30, 2004 and combined the purchasing, forecasting, inventory control and inventory costing systems onto a single platform. The remaining $0.2 million and $1.6 million recorded during the three and nine months ended September 30, 2004, respectively, represents severance and related benefits incurred in connection with the 2003 restructuring plan.

The Broder division’s restructuring activity is summarized as follows:

	Balance at December 31, 2003	Restructuring Charge	Cash Payments	Non-Cash Items Expensed Immediately	Balance at September 30, 2004
	(in thousands)
Distribution center closure costs
Lease termination costs	$7,150	$—	$(557)	$—	$6,593
Severance and related benefits	180	—	(180)	—	—
Non-cash asset write-offs	—	812	—	(812)	—
Corporate workforce reduction
Severance and related benefits	918	1,643	(1,461)	—	1,100

	$8,248	$2,455	$(2,198)	$(812)	$7,693

During the fourth quarter of 2004, the Company expects to record a $0.2 million restructuring charge on its NES division for severance related payments for NES corporate office staff reductions resulting from the integration of NES into Broder. The Company expects to incur approximately $0.5 million in cash severance and related benefits in connection with the NES workforce reduction. The majority of severance payments will be paid during the second and third quarters of 2005 due to planned NES corporate employee termination dates.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references to “Broder” the “Company,” “we,” “us,” and “our” include Broder Bros., Co. and its subsidiaries. References in this report to TSM refer to the acquisition of T-Shirts & More, Inc. that was completed in June 2003. References in this report to “Alpha” refer to the operations of Alpha Shirt Holdings, Inc. and its subsidiaries. References to “NES” refer to the operations of NES Clothing Company.

Broder operates on a 52- or 53-week year basis with the fiscal year ending on the last Saturday of December. For convenience, the financial information included herein has been presented as ending on the last day of the nearest calendar month. Future results could differ materially from the discussion below for many reasons, including the factors described in “Risk Factors” and elsewhere in the Registration Statement on Form S-4 filed with the SEC on April 16, 2004 and declared effective on April 20, 2004. In addition, see “—Forward-Looking Statements” included elsewhere herein.

General

Description of the Business

We are a leading distributor of imprintable sportswear and accessories in the United States. Imprintable sportswear and accessories is an estimated $8 billion U.S. market in wholesale revenues and includes undecorated or “blank” T-shirts, sweatshirts, polo shirts, fleece, outerwear, caps, bags and other imprintable accessories that are decorated primarily for advertising and promotional purposes. We source product from more than 50 suppliers, including trade brands such as Jerzees, Fruit of the Loom, Hanes, Anvil and Gildan. Other exclusive suppliers include retail brands such as Nike Golf, Adidas Golf, Perry Ellis, Columbia and Champion. In addition to our distribution suppliers, we develop and source products from over 15 countries to support our private label brand initiatives, which include Devon & Jones, HYP, Authentic Pigment, Desert Wash and Harvard Square. Our products are sold to over 50,000 customers, primarily advertising specialty companies, screen printers, embroiderers and specialty retailers who decorate our blank product with corporate logos, brands and other promotional images. Our decorator customers then sell imprinted sportswear and accessories to a highly diversified range of end-consumers, including Fortune 1000 companies, sporting venues, concert promoters, athletic leagues, educational institutions and travel resorts. We believe our end-consumers are increasingly recognizing imprintable sportswear and accessories as highly differentiated, cost-effective advertising and promotional tools that help them to grow their respective businesses and brand images. As a result, imprintable sportswear unit volume has grown significantly over the last eight years, increasing at a compound annual growth rate of approximately 7%.

We believe that the highly fragmented nature of our supplier and customer bases allows us to provide a critical function within our industry. We believe none of our suppliers offers a complete line of imprintable sportswear and accessories, and the majority lack the scale, infrastructure and expertise to sell and service a highly fragmented potential customer base, estimated at over 100,000 regional and local decorators, who demand small order sizes consisting of mixed product categories which average approximately $250 and typically require receipt of shipment within one to two days. The vast majority of our customers lack the scale and resources to purchase truckload quantities directly from over 100 suppliers in the industry, obtain favorable pricing, manage efficiently their inventory when buying products and publish high quality catalogs to effectively market to their end-consumers.

Our customers choose distributors based on several purchasing criteria, including breadth of product selection, depth of inventory, access to leading brands, speed of delivery, catalog quality and price. We believe we provide our customers with compelling value across all of these purchasing criteria. We offer a very broad selection of over 30,000 SKUs and over 50 brands. We are the exclusive distributor in our market for several industry-leading retail brands, such as Nike Golf, Adidas Golf, Columbia Sportswear,

Perry Ellis and Champion and our private label brands, such as Devon & Jones, Authentic Pigment, Desert Wash, HYP and Harvard Square.

We operate the largest distribution network in the industry, consisting of 17 facilities strategically located throughout the U.S., with the ability to ship to over 80% of the continental U.S. population within one business day and to over 98% of the continental U.S. population within two business days. Our Broder, Alpha and NES catalog circulation is extensive, totaling approximately 4.0 million catalogs printed in 2003. Our customers use our catalogs as their primary selling tool with end-consumers. As a leading distributor in the industry, we receive favorable terms from our suppliers and can, therefore, provide favorable pricing to our customers. We believe these advantages allow us to effectively compete against our competitors, the vast majority of which are small, regional and local distributors who lack our scale and resources.

Industry Overview and Trends

We compete in the estimated $8 billion U.S. wholesale imprintable sportswear and accessories market, which is comprised of products used for corporate promotion, general-use, event promotion and specialty retail sales. The diversity of end-uses of imprintable sportswear and accessories helps to reduce exposure to any one industry or market segment. Within the overall market, imprintable sportswear and accessories sold for corporate promotional purposes in the U.S. is estimated at $3 billion in wholesale revenue. The balance of the market includes items sold for general purposes, such as recreation, sports leagues and educational institutions, and for event promotion and specialty retail purposes such as concerts and tourism.

We believe growth in the imprintable sportswear industry is the result of the following drivers: (i) higher increases in promotional product spending as compared to traditional advertising spending; (ii) higher relative growth of imprintable sportswear and accessories used for corporate promotional purposes as compared to other promotional spending; and (iii) the advancement of technology in embroidery and screen print equipment, which has lowered barriers to entry. In the past decade, promotional product spending has been fueled by the increased acceptance of these products as a cost-effective advertising medium. During the same time period, imprintable sportswear used for corporate promotional purposes has grown faster than total promotional product spending because, we believe, it provides superior corporate identity value versus other promotional products.

The imprintable sportswear and accessories market is highly fragmented, with regional and local distributors accounting for the majority of sales. We believe a portion of the market is also shipped directly by suppliers, but is typically limited to larger customers. In the past, successful distributors possessed the ability to provide quick delivery of a relatively limited number of SKUs. While speed remains important, we believe that having substantial geographic coverage, broad product offerings and sophisticated marketing programs are also competitive advantages. Over the past several years, scale has allowed larger distributors like us to take advantage of favorable volume purchase pricing from suppliers, invest in the development of private label products and leverage investments in distribution systems and software.

Business Strategy

Our strategic objective is to continue to increase profits and cash flow by building upon our leading position in imprintable sportswear and accessories distribution. Our strategy includes the following principal actions:

Leverage Our Scale. We believe that our scale provides us with a significant advantage relative to our competitors. We capitalize on our advantage by: (i) leveraging fixed costs through the increased utilization of our nationwide distribution capacity; (ii) further enhancing customer value through our broad product offerings with a greater emphasis on private label opportunities; (iii) providing a differentiated sales and marketing approach; (iv) improving terms with existing suppliers; (v) expanding our premium brand offerings by further enhancing existing and developing new supplier relationships; (vi) sharing an extensive base of best management practices; and (vii) continuing to attract and retain talented management.

Maintain Three National Brands. We operate the Alpha, Broder and NES brands to preserve the customer goodwill generated over more than 175 combined years of independent operations. We believe the complementary strengths of each brand will allow us to enhance value by better serving the needs of our diverse customer base. We operate separate catalogs, websites, toll-free numbers and sales forces.

Expand and Enhance Our Private Label Offerings. We have experienced significant growth in our private label brands in the last two years, which has fueled our top line and bottom line growth, particularly in the Alpha division. We intend to leverage this success into the Broder and NES divisions during the 2005 and 2006 product line launches, while growing the current brands offered by Alpha. We believe this strategy continues to make us a destination point for our customers and is complementary to our traditional trade brand product offerings. In addition, we believe this strategy gives us greater control of expanding our product assortment to better service non traditional channels of distribution such as uniforms for the service industry and specialty retail. Our key brand launches for 2005 include a youth oriented jersey fabric line under the label Great Republic, an infant and toddler line under the label Apples & Oranges, and a knit, woven and outerwear line under the label Chestnut Hill to service corporate apparel needs.

Continue to Focus on Operational Excellence. At each distribution center, we monitor performance regularly through detailed management reporting on productivity, profitability, inventory flow and return on managed assets. At a company-wide level, senior management: (i) compares performance among facilities, (ii) improves the performance of underperforming facilities through the dissemination of best practices and (iii) evaluates opportunities for expansion of operations.

Extend National Distribution Footprint. We intend to extend our national footprint to reach more customers on a next day shipping basis. We currently reach 80% of the continental U.S. population within one business day. These locations will provide more customers the opportunity to receive our broad product line on a next day shipping basis and create additional value through market share and scale.

Pursue Selective Acquisitions. We intend to identify companies that meet our key evaluation criteria. These criteria include established customer base, strong market presence, solid reputation, and opportunities to achieve meaningful financial and operating synergies. We will continue to look for distributors with high local market share in regions that are not well served by our existing facilities.

Acquisition of Alpha and Related Financing

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

Acquisition of NES

On August 31, 2004, the Company acquired all of the outstanding capital stock of NES Clothing Company (“NES”), a leading distributor of imprintable sportswear in New England. Immediately after consummation of the acquisition, NES was merged with and into Broder Bros., Co. The purchase price for NES was approximately $31.7 million, which included payment of consideration to NES shareholders, retirement of all NES indebtedness and payment of transaction fees. The acquisition was funded with $12.4 million of new equity invested by Bain Capital and $19.3 million of borrowings using available capacity under the existing asset-based credit facility. Immediately following the acquisition of NES, new equity of $0.8 million was contributed by certain members of management.

Benefits of Alpha and NES Acquisitions

The primary benefits inherent in the acquisitions of Alpha and NES include greater scale, broader product offering, extended national presence, regional market share strength and differentiated customer selling support. In addition, in connection with the Alpha and NES acquisitions, we identified certain cost reduction opportunities resident in redundant selling, general and administrative functions and overlapping distribution points. Upon commencement of the Alpha acquisition, we developed a plan to pursue these opportunities, which upon completion would generate $7.9 million of annual savings, consisting of redundant selling, general and administrative positions and rationalization of distribution facilities of $5.8 million and $2.1 million, respectively. In addition, upon commencement of the NES acquisition, we developed a plan to pursue these opportunities, which upon completion would generate $1.8 million of annual savings, consisting of redundant selling, general and administrative positions and rationalization of distribution facilities of $1.2 million and $0.6 million, respectively. We expect the integration of the Alpha acquisition to be fully complete by the end of 2004 and the integration of the

NES acquisition to be fully complete by the end of 2005. As of September 25, 2004 we expect to incur an additional $5.3 million in one-time integration costs to complete the integrations of Alpha and NES. The current status and updated expectations relative to the Alpha and NES integration plans are summarized as follows:

	Cost Savings				One-Time Costs
$ in Millions	Annualized Savings for Completed Initiatives	Annualized Savings for Initiatives Still in Process	Total Expected Annualized Savings	Savings Reflected in Operating Results for the Nine Months Ended September 25, 2004	Accumulated to Date through September 25, 2004
Alpha Transaction
Redundant Selling, General and Administrative Positions	$3.5	$1.0	$4.5	$2.0	$2.7
Rationalization of Distribution Facilities	5.9	0.4	6.3	3.5	8.1	(a)
Information Systems Integration	—	—	—	—	2.7	(b)

Total Alpha Transaction	9.4	1.4	10.8	5.5	13.5

NES Transaction
Redundant Selling, General and Administrative Positions	—	1.2	1.2	—	—
Rationalization of Distribution Facilities	—	0.6	0.6	—	—

Total NES Transaction	—	1.8	1.8	—	—

Combined Alpha and NES	$9.4	$3.2	$12.6	$5.5	$13.5

Classification of One-Time Costs Incurred to Date:
Fiscal Year 2003
Restructuring and asset impairment					9.1
Nine Months Ended September 30, 2004
Warehousing, selling and administrative					0.4
Restructuring and asset impairment					2.5
Capital expenditures					1.5

					$13.5

(a)	Includes $7.2 million of rent obligations on rationalized facility in Wadesboro, NC payable through 2014, and $0.9 million non-cash fixed asset impairment charges.

(b)	Includes $0.8 million non-cash write-off of unamortized computer software no longer used after integration of information systems.

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

In March 2004, the FASB issued an exposure draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” The effective date for the proposed standard is for periods beginning after June 15, 2005. When the standard becomes effective, we will be required to record compensation expense on stock options granted to employees. We are currently assessing the impact that this proposed standard would have on our consolidated financial statements.

Three months ended September 30, 2004 compared to the three months ended September 30, 2003

Net Sales. Net sales increased by approximately $119.4 million, or 106.7%, from $111.9 million for the three months ended September 30, 2003 to $231.3 million for the three months ended September 30, 2004. Net of the incremental contributions of approximately $108.4 million and $9.2 million attributable from the acquired Alpha and NES businesses, respectively, during the three months ended September 30, 2004, Broder sales increased $1.8 million as compared to the three months ended September 30, 2003. The increase in Broder net sales was primarily due to a 3.6% increase in unit volume (estimated impact of $3.7 million) offset by the impact of a 1.7% decrease in average selling price per unit (estimated impact of $1.9 million). The revenue growth from the unit volume growth in tee shirt category more than offset weaker sales volume in the fleece and sport shirt categories.

Gross Profit. Gross profit increased by $25.6 million, or 171.8%, from $14.9 million for the three months ended September 30, 2003 to $40.5 million for the three months ended September 30, 2004. Gross margin increased from 13.3% for the three months ended September 30, 2003 to 17.5% for the three months ended September 30, 2004. Net of the impact on gross margin resulting from the inclusion of Alpha and NES in the three months ended September 30, 2004, gross margin increased from 12.8% to 17.2%. This increase is primarily the result of lower cost of goods sold in all product categories, and a favorable mix shift within the sport shirt category. Net of the incremental contributions of approximately $19.2 million and $1.5 million attributable from the acquired Alpha and NES businesses, respectively, during the three months ended September 30, 2004, Broder gross profit increased $4.9 million as compared to the three months ended September 30, 2003. The increase in Broder gross profit was primarily due to the 3.6% increase in unit volume (estimated impact of $0.5 million) and the effect of improved gross margin percent (estimate impact of $4.4 million) associated with improved year over year achievement of vendor incentives.

Warehousing, Selling and Administrative Expenses. Warehousing, selling and administrative expenses increased $14.3 million, from $16.1 million for the three months ended September 30, 2003 to $30.4 million for the three months ended September 30, 2004. Approximately $4.1 million of the increase represents increased depreciation and amortization primarily related to assets acquired in the acquisitions of Alpha and NES. The inclusion of Alpha and NES operating expenses of $10.3 million and $1.3 million, respectively, excluding depreciation and amortization, accounts for approximately $11.6 million of the increase. The remaining net decrease is primarily the result of decreased costs resulting from the rationalization of four distribution facilities and the elimination of redundant general and administrative positions (estimated impact of $2.3 million), offset by increased expenses for management fees

($0.4 million), and increased labor and variable costs related to increased volume, substantially offset by operating efficiency improvements, and increased costs for general and administrative positions to support product development and public company reporting requirements.

Restructuring Charges. As more fully described in Note 9 to the consolidated financial statements, the Company recorded a restructuring charge of $9.1 million during 2003. Following the acquisition of Alpha in September 2003, the Company changed its inventory replenishment strategy of the combined company and performed a detailed review of the Company’s combined operations in order to identify areas of overlap and potential cost savings. As a result, the Company effected a restructuring plan designed to reduce its cost structure by closing certain distribution centers. During the fourth quarter of 2003, the Broder distribution center in Fullerton, CA was closed, as was the central hub facility in Wadesboro, NC. In addition, in connection with the acquisition of Alpha, the Company effected a restructuring plan to consolidate its corporate offices into Alpha’s Philadelphia, PA location and reduce its administrative workforce to eliminate duplicative functions. As a result of these 2003 restructuring plans, the Company recorded a charge of $9.1 million during 2003, and also as a result of these 2003 plans, the Company recorded an additional charge of approximately $0.2 million during the three months ended September 30, 2004. These charges primarily related to additional severance in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” We expect to record an additional charge of approximately $0.2 million during the remainder of 2004 for the 2003 restructuring plan.

In addition, also as a result of the acquisition of Alpha, the Company has closed or plans to close additional distribution centers, one of which closed in July 2004, and another to be closed in 2005. The Company estimates costs related to lease terminations, severance and inventory reduction will result in additional future restructuring charges of approximately $0.5 million.

As a result of the acquisition of NES, the Company expects to record a $0.2 million restructuring charge on its NES division for severance related payments for NES corporate office staff reductions. The Company expects to incur approximately $0.5 million in cash severance and related benefits in connection with the NES workforce reduction.

Income (Loss) from Operations. As a result of the factors described above, income from operations increased by approximately $11.2 million, from an operating loss of approximately $1.3 million for the three months ended September 30, 2003 to operating income of $9.9 million for the three months ended September 30, 2004.

Interest and Other Expense. Interest expense increased by $5.1 million from $2.3 million for the three months ended September 30, 2003 to $7.4 million in the three months ended September 30, 2004. The increase is due primarily to increased levels of indebtedness outstanding after the Alpha acquisition and related financing transactions, including the $175.0 million of 11 1/4% Senior Notes outstanding during the three months ended September 30, 2004 (impact of $4.5 million, excluding the impact of amortization of capitalized financing costs), and the amortization of capitalized financing costs incurred in connection with the Alpha acquisition. Interest costs were also impacted by the net effect of interest on subordinated notes which were converted into common stock at the end of June 2003, and higher revolving debt levels necessary to support the incremental acquired Alpha business during the three months ended September 30, 2004. Other income for the three months ended September 30, 2004 also includes the net effect of a $0.7 million favorable change in the fair value of interest rate swaps. Other expense for the three months ended September 30, 2003 included a gain on the repayment of all outstanding subordinated debt – selling shareholder in connection with the Alpha acquisition.

Income Taxes. The income tax benefit for the three months ended September 30, 2003 was $1.7 million as compared to a tax provision of $0.7 million for the three months ended September 30, 2004. The difference between the U.S. federal statutory rate of 34% and the effective provision or benefit rate relates primarily to the federal benefit of deductible state and local taxes.

Net Income (Loss). As a result of the factors described above, net income increased by $2.7 million from a net loss of $1.0 million for the three months ended September 30, 2003 to net income of $1.7 million for the three months ended September 30, 2004.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Net Sales. Net sales increased by approximately $349.5 million, or 122.2%, from $285.9 million for the nine months ended September 30, 2003 to $635.4 million for the nine months ended September 30, 2004. Net of $328.6 million and $9.2 million contribution to net sales from the acquired Alpha and NES businesses, respectively, Broder sales increased $11.7 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase resulted from the net impact of: (i) a 7.3% increase in unit volume (estimated impact of $20.2 million); and (ii) the impact of an approximate 4.3% decrease in average selling price and product mix shift (estimated impact of $8.5 million). Within the nine month period ended September 30, 2004, the trend of declining average selling prices began to stabilize in the second quarter of 2004.

Gross Profit. Gross profit increased by $70.4 million, or 167.6%, from $42.0 million for the nine months ended September 30, 2003 to $112.4 million for the nine months ended September 30, 2004. Net of $61.6 million and $1.5 million contribution to gross profit from the acquired Alpha and NES businesses for the nine months ended September 30, 2004, respectively. Broder gross profit increased $7.3 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase resulted from the net impact of: (i) the contribution to gross profit from TSM which was acquired in September 2003 (estimated impact of $0.4 million); (ii) the increase in unit volume (estimated impact of $2.7 million); and (iii) the net impact price and product mix.

Gross margin increased from 14.7% for the nine months ended September 30, 2003 to 17.7% for the nine months ended September 30, 2004. Net of the impact on gross margin resulting from the inclusion of Alpha in the nine months ended September 30, 2004, gross margin increased from 14.5% to 16.5%. This increase is primarily the result of lower cost of goods sold, net of product mix shifts.

Warehousing, Selling and Administrative Expenses. Warehousing, selling and administrative expenses increased $50.0 million from $42.4 million for the nine months ended September 30, 2003 to $92.4 million for the nine months ended September 30, 2004. Approximately $12.0 million of the increase represents increased depreciation and amortization related to assets acquired in the acquisition of Alpha and NES. The inclusion of Alpha and NES operating expenses of $36.2 million and $1.3 million, respectively, excluding depreciation and amortization, accounts for approximately $47.5 million of the increase. The remaining net increase is primarily the result of decreased costs resulting from the rationalization of four distribution facilities and the elimination of redundant general and administrative positions (estimated impact of $5.5 million), offset by increased expenses for management fees ($1.0 million), and the impact of increased and labor and variable costs related to increased volume, partially offset by operating efficiency improvements, and increased costs for general and administrative positions to support product development and public company reporting requirements, and sales and marketing efforts.

Restructuring Charges. As a result of these 2003 restructuring plans, the Company recorded a restructuring charge of approximately $2.5 million during the nine months ended September 30, 2004. The amounts consists of $1.7 million for additional severance in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and $0.8 million in a non-cash fixed asset impairment charge for the disposal of computer software resulting from the information systems integration plan.

Income(Loss) from Operations. As a result of the factors described above, income from operations increased by approximately $18.0 million, from a loss from operations of $0.5 million for the nine months ended September 30, 2003 to income from operations of $17.5 million for the nine months ended September 30, 2004.

Interest and Other Expense. Interest expense increased by $15.1 million from $6.9 million for the nine months ended September 30, 2003 to approximately $22.0 million the nine months ended September 30, 2004. The net increase is due primarily to increased levels of indebtedness outstanding after the Alpha acquisition and related financing transactions, including the $175.0 million of 11 1/4% Senior Notes outstanding during the nine months ended September 30, 2004 (impact of $14.4 million, excluding the impact of amortization of capitalized financing costs), and the amortization of capitalized financing costs incurred in connection with the Alpha acquisition. Interest costs were also impacted by the net effect of interest on subordinated notes which were converted into common stock at the end of June 2003, and higher revolving debt levels necessary to support the incremental acquired Alpha business during the nine months ended September 30, 2004. Other (income) expense for the nine months ended September 30, 2003 also includes a $1.9 million loss on the conversion of the previously mentioned Subordinated Notes and a $1.6 million gain on debt retirement. Other (income) expense also includes the $1.7 million net positive effect of a favorable change in the fair value of interest rate swaps for the nine months ended September 30, 2004.

Income Taxes. The income tax benefit for the nine months ended September 30, 2003 was $1.7 million, as compared to a tax benefit of $3.1 million for the nine months ended September 30, 2004. The difference between the U.S. federal statutory rate of 34% and the effective provision or benefit rate relates primarily to the federal benefit of deductible state and local taxes.

Net Income (Loss). As a result of the factors described above, the net loss for the nine months ended September 30, 2004 was $2.4 million as compared to a net loss of $5.0 million the nine months ended September 30, 2003.

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our revolving credit facility to finance operations, capital expenditures and fluctuations in debt service requirements. Availability under the revolving credit facility fluctuates due to seasonal flows of the business, which impacts our borrowing base and our decisions around investment in inventory and overall growth of the business. Historically, the low point of our availability arises during the first quarter of each fiscal year as revenues reach seasonal lows during December, January and February, compounded by the simultaneous consumption of availability to bolster inventory levels for the ensuing season. The availability then grows to its high point during the remainder of the year.

We expect that availability during the first quarter of fiscal year 2005 will experience similar trends, and we may at times utilize the full capacity of our revolving credit facility. We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations during the seasonal low period, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures and other needs of the business for at least the next twelve months. However, no assurance can be given that this will be the case. We may require additional debt or equity financing to meet our working capital requirements.

Revolving Credit Facility

In connection with the Alpha acquisition, Broder entered into a new revolving credit facility. The revolving credit facility is available until September 2008 and provides for aggregate borrowings of up to $175.0 million, subject to borrowing base limitations. The revolving credit facility is secured by first priority pledges of all the equity interests owned by Broder in its domestic subsidiaries and 66% of all equity interests in any future foreign subsidiaries. The revolving credit facility is also secured by first priority interests in, and mortgages on, substantially all tangible and intangible assets of Broder and each of Broder’s direct and indirect domestic subsidiaries. Availability under the revolving credit facility is based on a borrowing base calculated using advance rates applied to eligible accounts receivable and eligible inventory. The revolver agreement provides for interest based upon a fixed spread above the bank’s prime lending rate, or other rate options which are periodically fixed at a spread over the bank’s LIBOR lending rate. In addition, an unused credit facility fee ranging from 0.375% to 0.5% is charged quarterly on the average daily unused portion of the facility. The unused credit facility fees amounted to approximately $0.1 million during the three months ended September 30, 2004. The revolving credit facility contains both affirmative and negative covenants which, among other things, may require us to meet certain financial tests (including a minimum interest coverage ratio and minimum levels of EBITDA, each as defined in the credit agreement), and places limits upon capital expenditures, disposals of assets, mergers and acquisitions, future indebtedness, transactions with affiliates and other customary restrictions. As of September 30, 2004, we were in compliance with all covenants.

As of September 30, 2004, outstanding borrowings on the revolving credit facility were $95.0 million, which left $67.8 million of available borrowing base capacity.

The revolving credit facility also contains provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the revolving credit agreement of $175.0 million. As of September 30, 2004, we had $10.1 million of outstanding letters of credit related to commitments for the purchase of inventory.

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

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Net cash provided by operating activities was approximately $35.9 million for the nine months ended September 30, 2004 compared to cash used by operating activities of approximately $3.7 million for the nine months ended September 30, 2003. The changes in accounts receivable, accounts payable and other operating accounts are principally due to the operations of Alpha and NES. The change in cash flows from operating activities was also impacted by increased depreciation and amortization.

Net cash used in investing activities was $34.9 million for the nine months ended September 30, 2004. The change in cash flows from investing activities was attributable to the acquisition of NES in August 2004 and capital expenditures of $3.2 million. Net cash used in investing activities was $252.1 million for the nine months ended September 30,2003, which primarily reflects the acquisitions of TSM ($2.6 million) and Alpha ($247.8 million, including related fees of $4.3 million) and capital expenditures of $1.7 million.

Net cash provided by financing activities for the nine months ended September 30, 2004 was $1.3 million. The cash provided was primarily the result of the net borrowings on the revolving credit facility and the change in the book overdraft position.

Net cash provided by financing activities for the nine months ended September 25, 2003 was $257.5 million, which primarily reflects normal borrowings and repayments under revolving credit facilities, and the financing transactions related to the Alpha acquisition, including:

•	issuance of common stock ($76.0 million, less related fees and expenses of $0.3 million);

•	issuance of Senior Notes ($175.0 million, less related fees and expenses of $10.2 million); and

•	initial borrowings on the new revolving credit facility ($92.0 million, less related fees and expenses of $7.1 million).

Contractual Cash Obligations

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(dollars in millions)
Revolving credit facility	$95.0	$—	$—	$95.0	$—
Senior notes	175.0	—	—	—	175.0
Operating lease obligations	63.6	10.1	25.1	13.0	15.4
Capital lease obligations	1.2	0.9	0.3	—	—
Supply agreement (1)	34.0	12.0	17.0	5.0	—

Total contractual cash obligations (2)	$368.8	$23.0	$42.4	$113.0	$190.4

(1)	Broder is party to two separate and exclusive supply agreements. In one supply agreement it has committed to purchase a minimum of $6.0 million of product per year through 2006. Under this supply agreement, Broder held an exclusivity option through 2003, with the option to extend exclusivity provisions annually in exchange for commitment to purchase an incremental $1.0 million of product each year the exclusivity option is extended. The exclusivity option for 2004 was exercised, resulting in a 2004 purchase commitment of $7.0 million. Any shortfall in committed purchases for a given year may be carried forward or backward one year, subject to certain limits. If after carry forward or backward, actual purchases still fall short of committed levels, a penalty of 7.5% of the shortfall will be incurred.

In the other supply agreement Broder has committed to purchase a total of $15.0 million at a minimum of $5.0 million of product per year through 2007.

(2)	Interest payments on the revolving credit facility and the senior notes represent contractual future obligations not reflected in this table.

Litigation

In July 2004 the Company settled a dispute resulting in no material impact on the Company’s financial condition or results of operations. In connection with the settlement agreement the Company agreed to a supply agreement providing for a total purchase of $15.0 million of product purchase commitments with a minimum of $5.0 million of product purchases per year through 2007. Management believes this commitment is within the normal needs of the business. The Company is also a party to various other lawsuits arising out of the normal conduct of its business, none of which, individually or in the aggregate, are expected to have a material adverse effect on the Company’s results of operations or financial position.

Inflation

Prices of imprintable sportswear and accessories have experienced deflation as suppliers have moved manufacturing to lower cost offshore locations. Price deflation has not historically had a material effect on operating results during the periods presented, since falling input costs for individual products have generally been passed on to customers on a constant gross profit per unit basis or unit volume growth has not been accompanied by a proportional increase in operating costs. However, we cannot assure you that this trend will continue in the future.

We have historically realized slightly higher sales and gross profit in the third and fourth quarters of the fiscal year. On a combined pro forma basis for 2002 and 2003, 20% of total net sales occurred in the first quarter, 28% in the second quarter, 27% in the third quarter and 25% in the fourth quarter.

Forward-Looking Statements

We caution readers that this report includes “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “likely,” “will,” “should,” and similar words or phrases. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that would affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are set forth in various places in this report. These factors include:

•	general economic conditions;

•	risks related to the integration of Alpha, NES and our organizational changes;

•	risks related to our overall acquisition strategy;

•	significant competitive activity, including promotional and price competition;

•	changes in customer demand for our products and our ability to protect and/or expand customer relationships;

•	price volatility of raw materials;

•	success of our marketing and advertising programs;

•	risks associated with new products and new product features;

•	collectibility of receivables from our customers;

•	ability to attract and retain key personnel;

•	costs of insurance and other selling, general and administrative expenses; and

•	other risk factors listed in our reports filed with the SEC from time to time.

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

As of September 30, 2004, we had $95.0 million of debt outstanding under our revolving credit facility. Our revolving credit facility is subject to variable interest rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the September 30, 2004 level of borrowings, and further considering the interest rate protection agreements currently in place (see following paragraph), we estimate that a one percentage point increase in interest on our variable rate debt agreements would have increased interest expense for the three and nine months ended September 30, 2004 by approximately $0.2 million and $0.4 million, respectively.

Broder has entered into interest rate protection agreements whereby it has contracted to pay a fixed interest rate in exchange for receipt of a variable rate. Of the $30.0 million of notional principal amount under interest rate protection agreements, $20.0 million terminates in May 2005 and $10.0 million terminates in October 2008. Broder has elected not to apply hedge accounting for the currently outstanding interest rate protection agreements. Accordingly, Broder records its interest rate swaps at fair value on the balance sheet and records gains and losses on these contracts as well as the periodic settlements of these contracts through its statement of operations. The Company recorded other income (expense) of approximately $0.1 million and ($0.6) million during the three months ended September 30, 2004 and 2003, respectively. The Company recorded other income (expense) of approximately $1.2 million and ($0.5) million during the nine months ended September 30, 2004 and 2003, respectively.

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

Changes in Internal Controls

On October 4, 2004 the Company completed its fourth and final stage of its information systems integration plan related to the merger of Broder and Alpha. This enhancement combined the order entry system onto a single platform.

Other than this October 4, 2004 transition, there were no significant changes to our internal controls or, to our knowledge, any other factors that could significantly affect our internal controls, subsequent to the date of our Chief Executive Officer’s and Chief Financial Officer’s last evaluation of our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds

1.	Securities Sold. On September 17, 2004, we issued and sold to certain executive officers of the Company: (a) 238,597 shares of our Class B common stock, par value $.01 per share (“Class B Common Stock”), (b) 23,140 shares of our Class L, Series 3 common stock, par value $.01 per share (“Class L, Series 3 Common Stock”) and (c) 22,371 shares of our Class L, Series 4 common stock, par value $.01 per share (“Class L, Series 4 Common Stock”).

2.	Consideration. The securities described in paragraph 1 above were sold for cash, for an aggregate purchase price of $845,000. There were no underwriting discounts or commissions.

3.	Exemption from Registration Claimed. The issuance and sale of the securities described in paragraph 1 above was exempt from the registration requirements of the Securities Act of 1933, pursuant to Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering, based on the fact that such securities were offered and sold to accredited investors who had access to our financial and other relevant information.

The proceeds from the sale of the above mentioned securities were used to fund, in part, the acquisition of NES Clothing Company.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2004	BRODER BROS., CO.

	By:	/s/ Vincent Tyra
Vincent Tyra President, Chief Executive Officer and Director (Principal Executive Officer)
November 9, 2004

	By:	/s/ David J. Hollister
David J. Hollister Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)