Form 10-K
period 2004-12-25
BRODER BROS CO
filed 2005-03-25
CIK 1266700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-110029

Broder Bros., Co.

(Exact name of Registrant as specified in its charter)

Michigan	38-1911112
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Six Neshaminy Interplex, 6th Floor Trevose, PA	19053
(Address of principal executive office)	(Zip code)

(215) 291-6140

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each co-registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the registrant’s equity securities.

As of March 17, 2005 there were 1,000,000 shares of Class L, Series 1 common stock outstanding; 966,791 shares of Class L, Series 2 common stock outstanding; 2,814,992 shares of Class L, Series 3 common stock outstanding; 2,721,509 shares of Class L, Series 4 common stock outstanding; 10,211,111 shares of Class A common stock outstanding; and 29,025,688 shares of Class B common stock outstanding.

Broder Bros., Co. and Subsidiaries

Form 10-K

PART I

ITEM 1.	BUSINESS

THE COMPANY

We are a leading distributor of imprintable sportswear and accessories in the United States and operate under the Broder, Alpha and NES brands. By maintaining three distinct catalogs, websites, sales forces and call centers, we are able to preserve the strong brand name recognition and customer goodwill that has been generated from over 175 combined years of independent operations, while our integrated back office operations provide significant economies of scale. We operate within the imprintable sportswear and accessories market, which is estimated to be an $8 billion U.S. market in wholesale revenues and includes undecorated or “blank” T-shirts, sweatshirts, polo shirts, fleece, outerwear, caps, bags and other imprintable accessories that are decorated primarily for advertising and promotional purposes. Unit volume within the market has grown significantly over the last ten years, increasing at a compound annual growth rate of approximately 7%. We provide our decorator customers with value-added merchandising, marketing and promotional support that helps our customers grow their businesses. Our decorator customers in turn sell our products to end-consumers, primarily for advertising and promotional purposes. We purchase product from more than 50 suppliers, including trade brand suppliers such as Russell, Fruit of the Loom, Hanes, Anvil and Gildan. Other exclusive or near-exclusive suppliers include retail brands such as Nike Golf, Adidas Golf, Perry Ellis, Columbia Sportswear, Weatherproof and Champion. We consider the term “near-exclusive” to represent those arrangements where, although not contractually entitled to exclusivity, we believe we are the only distributor to offer these products in an annual catalog to the imprintable sportswear industry. In addition to purchasing from these distribution suppliers, we develop and source products from over 16 countries to support our private label brand initiatives, which include Devon & Jones, HYP, Authentic Pigment, Desert Wash and Harvard Square, as well as the recently launched Chestnut Hill, Great Republic, Apples & Oranges and Harriton private label brands. On a pro forma basis for the NES acquisition, we had net sales of $967.2 million, income from operations of $29.5 million and net loss of $1.6 million for the year ended December 31, 2004.

We sell our products to over 70,000 customers, primarily advertising specialty companies, screen printers, embroiderers and specialty retailers who decorate our blank product with corporate logos, brands and other promotional images. Our decorator customers then sell imprinted sportswear and accessories to a highly diversified range of end-consumers, including Fortune 1000 companies, sporting venues, concert promoters, athletic leagues, educational institutions and travel resorts. In addition, some of our private label products are sold to end-consumers without decoration. We believe our end-consumers are increasingly recognizing imprintable sportswear and accessories as highly differentiated, cost-effective advertising and promotional tools that help them grow their respective businesses and brand images.

We believe that the highly fragmented nature of our customer base enables us to serve a critical function within our industry. We believe none of our suppliers offer a complete line of imprintable sportswear and accessories, and the majority lack the scale, infrastructure and expertise to sell and service a highly fragmented potential customer base. The customer base is estimated at over 100,000 regional and local decorators, who typically demand small orders which average approximately $250 consisting of mixed product categories and require receipt of shipment within one to two days. In addition, 11% of our sales come from pick-up orders at our 17 nationwide distribution facilities. Because of our scale, we are able to purchase truckload quantities directly from suppliers, obtain favorable pricing, efficiently manage our inventory when buying products, maintain a national sales force and produce high quality catalogs and websites to market effectively to our customers.

Our customers choose distributors based on several purchasing criteria, including breadth of product selection, depth of inventory, access to leading brands, speed of delivery, marketing resources and customer service, catalog and website quality, and price. We believe we provide our customers with compelling value across all of these purchasing criteria. We offer a broad selection of over 34,000 SKUs and over 45 brands.

We are the exclusive or near-exclusive distributor in our market for several industry-leading retail brands such as Nike Golf, Adidas Golf, Columbia Sportswear, Perry Ellis, Weatherproof and Champion. In addition, we offer a line of private label brands such as Devon & Jones, HYP, Authentic Pigment, Desert Wash, and Harvard Square, which we believe are complementary to our trade brands. Due to the success of the Devon & Jones private label brand, we have recently introduced four new private label lines, including Chestnut Hill, Great Republic, Apples & Oranges and Harriton. We believe this strategy continues to make us a destination point for our customers by providing higher quality products at comparable prices to trade brands. In addition, we believe this strategy affords us higher gross margins and enables us to expand our product assortment to better service our existing channels not adequately serviced by trade brands and also reach new channels, such as specialty retail.

We operate the largest distribution network in the industry, which, after giving effect to the expected opening of our Seattle facility, consists of 17 facilities strategically located throughout the U.S. with the ability to ship via ground parcel service to over 80% of the continental U.S. population within one business day and to over 98% of the continental U.S. population within two business days. Our Broder, Alpha and NES catalog circulation is extensive, totaling approximately 2.5 million comprehensive and 0.7 million exclusive brand catalogs distributed in 2004. Our customers use our catalogs as their primary selling tool with end-consumers. As a leading distributor in the industry, we receive favorable terms from our suppliers and can, in turn, pass on these cost savings to our customers. We believe these advantages allow us to effectively compete against our competitors, the vast majority of which are small, regional and local distributors who lack our scale and resources.

INDUSTRY OVERVIEW AND TRENDS

We compete in the estimated $8 billion U.S. wholesale imprintable sportswear and accessories market, which is comprised of products used for corporate promotion, general-use, event promotion and specialty retail sales. The diversity of end-uses of imprintable sportswear and accessories helps to reduce exposure to any one industry or market segment. Within the overall market, imprintable sportswear and accessories sold for corporate promotional purposes in the U.S. is estimated at $3 billion in wholesale revenue. The other $5 billion segment of the market includes items sold for general purposes, such as recreation, sports leagues, educational institutions, specialty retail and for event promotions, such as concerts and tourism.

According to data available from industry research firms, imprintable sportswear unit volume grew between 1994 and 2004 at a compound annual growth rate of approximately 7%, growing in each year other than 2001. We believe the growth is the result of the following drivers:

•	higher increases in promotional product spending as compared to traditional advertising spending;

•	higher relative growth of imprintable sportswear and accessories used for corporate promotional purposes as compared to other promotional spending; and

•	the advancement of technology in embroidery and screen-print equipment and low barriers to entry into the specialty advertising industry.

In the past decade, promotional product spending has been fueled by the increased acceptance of these products as a cost-effective advertising medium. During the same time period, imprintable sportswear used for corporate promotional purposes has grown faster than total promotional products spending because, we believe, it provides superior corporate identity value versus other promotional products.

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

HISTORY

Broder.    Since its foundation in 1919 as a haberdashery distributor, Broder has grown to become one of the leading distributors of imprintable sportswear and accessories in the United States. Mr. Jack Brode, one of the founders of Robins & Brode, purchased Broder in 1955. In 1966 Broder was reincorporated in the state of Michigan. In the early 1970’s, Broder evolved into a local wholesale distributor of underwear, socks and hosiery. During this time, with the growing acceptance of the T-shirt as daily wear, Broder began selling its products to the rapidly emerging imprinting and embellishment market.

Broder’s growth has been due in large part to geographic expansion. From 1991 to 1999, Broder opened five branches: Orlando, Florida in 1991; Dallas, Texas in 1993; Albany, New York in 1995; Fresno, California in 1997; and Wadesboro, North Carolina, adjacent to the central distribution center, in 1999. In addition, Broder added 32,000 square feet to its Plymouth, Michigan branch in 1998, which served as Broder’s headquarters prior to the Alpha acquisition. In May 2000, Bain Capital LLC acquired Broder in a recapitalization transaction. Shortly following the recapitalization, Broder continued its geographic expansion through the acquisition of St. Louis T’s, Full Line, Gulf Coast and TSM. In April 2002, Broder opened new facilities in Charlotte, North Carolina and Louisville, Kentucky. Broder continually assesses its distribution network for efficiency opportunities, which resulted in the closure of two unnecessary facilities in the fourth quarter of 2003: Fullerton, California and Wadesboro, North Carolina. Broder also discontinued the use of its Cleveland, Ohio facility for normal operations in the fourth quarter of 2003 and closed its Miami, Florida facility during 2004.

Alpha.    The origins of Alpha date back to 1931 when a predecessor company was founded as a wholesaler of men’s dress shirts, hosiery and underwear serving sportswear and accessories retailers and institutions in the New England region. During the 1970’s, Alpha progressively shifted its operations to participate in the evolving imprintable T-shirt industry. In the 1990’s, a descendant of one of the founders incorporated Alpha and expanded its operations to three facilities—Philadelphia, Pennsylvania, Ft. Wayne, Indiana and La Mirada, California. In 1999, Linsalata Capital Partners purchased a majority interest in Alpha. Prior to Broder’s acquisition of Alpha, Alpha successfully completed two acquisitions, Kay’s Enterprises and Good Buy Sportswear, increasing its number of distribution centers from three to five and creating an efficient nationwide distribution platform.

On September 22, 2003, Broder acquired all of the outstanding capital stock of Alpha. Immediately after consummation of the acquisition, Alpha and certain of its subsidiaries were merged with and into Broder. Although Alpha is no longer a distinct legal entity, Broder maintains the Alpha brand and operates separate catalogs, toll-free numbers, websites and sale forces as a means to preserve the customer goodwill generated over more than 70 years of independent operations.

NES.    NES is a leading distributor of imprintable sportswear in the New England and Charlotte, NC regions. On August 31, 2004, Broder acquired all of the outstanding capital stock of NES Clothing Company Holdings Trust (“NES”). For consolidation and efficiency purposes, NES and its operating subsidiary, Aprons Unlimited, Inc., as well as NES Acquisition Corp., were merged with and into Broder. Although NES is no longer a distinct legal entity, Broder continues to retain the “NES” and “New England Sportswear Company” brands, as well as operate separate catalogs, websites, sales forces and call centers.

Our principal operating segments are grouped into three business units: the Broder division, the Alpha division and the NES division. See Note 14 to our Consolidated Financial Statements for more information on segments.

PRODUCTS

We distribute a wide range of undecorated or “blank” T-shirts, sweatshirts, polo shirts, fleece, outerwear, caps, bags and other imprintable accessories. Within our product selection, we offer recognizable basic brands purchased from trade brand suppliers such as Russell, Fruit of the Loom, Hanes, Anvil and Gildan. We are the exclusive or near-exclusive distributor in our market for several industry-leading retail brands, such as Nike Golf, Adidas Golf, Columbia Sportswear, Perry Ellis, Weatherproof and Champion. Through the success of our premium brand strategy, we have demonstrated that by working with a well-managed, national distributor, prominent brands can gain access to a large untapped consumer segment. In addition, these retail brand relationships further differentiate our product portfolio from those of our competitors. In addition, we offer a line of private label brands, such as Devon & Jones, HYP, Authentic Pigment, Desert Wash, and Harvard Square, which we believe are complementary to our trade brands. Due to the success of the Devon & Jones private label brand, we have recently introduced four new private label lines, including Chestnut Hill, Great Republic, Apples & Oranges and Harriton. We believe this strategy strengthens our position as a destination point for our customers by providing them with higher quality products at comparable prices to trade brands. In addition, we believe this strategy affords us higher gross margins and enables us to expand our product assortment to better service our existing channels not adequately serviced by trade brands and also reach new channels, such as specialty retail. For fiscal 2004, pro forma for the NES acquisition, trade brands, exclusive brands and private label brands represented 79.6%, 12.7% and 7.7% of our net sales, respectively.

Our brands include:

Trade Brands

Adams Cap	Bill Blass	Jerzees	Towel Plus
American Apparel	Comfort Colors	Jonathan Corey	Van Heusen
Anvil	Fruit of the Loom	LAT	Wrangler
Augusta	Gildan	Lee	Yupoong
Badger	Hanes	Outer Banks
BAGedge	Inner Harbor	Rabbit Skins
Bella	Izod	Stedman

Exclusive or Near-Exclusive Premium Brands

Broder Catalog	Alpha Catalog	NES Catalog
Perry Ellis	Adidas Golf	Nike
Nike Golf	Champion	Champion
Weatherproof (MV Sport)	Columbia Sportswear
Sumac	Hyp Hats
Cubavera	Big Accessories

Private Label Brands

Broder Catalog	Alpha Catalog	NES Catalog
Chestnut Hill	Apples & Oranges	Desert Wash
Desert Wash	Authentic Pigment	Harvard Square
Great Republic	Devon & Jones	HYP
Harriton	Harriton
Luna Pier	HYP

COMPETITION

We compete in a highly fragmented market where small regional and local distributors with limited geographic coverage and product offerings are common to the industry. Generally, competition in each region also includes a branch of one or more other national distributors.

Competition is based on price, quality, breadth of product selection and delivery time. While speed remains important, we believe that the other principal factors by which we compete are substantial geographic coverage and sophisticated marketing programs. Over the past several years, our scale has allowed us to take advantage of favorable volume purchase pricing from suppliers and leverage investments in distribution systems and software. We believe that we lead the industry in product selections, comprehensive marketing programs, extensive sales and service forces, and expansive distribution infrastructure.

SUPPLIERS

Large scale and long-standing supplier relationships provide us with important purchasing and inventory management advantages relative to our competitors. Our scale and purchasing power with our suppliers has resulted in a number of important benefits including marketing support, previews of new product launches and favorable purchasing terms. We do business with most of our suppliers on a purchase order basis. By maintaining close communication with suppliers, we are able to synchronize our inventory management and product purchases with supplier production cycles. Understanding short-term supplier activity enables us to better size our purchases, refine targeted inventory levels and take advantage of special buying opportunities. Approximately 51.7% of our fiscal 2004 sales were generated from products obtained from our top three suppliers. The table below shows our largest suppliers based on sales for fiscal 2004:

Supplier	Percent of Fiscal 2004 Sales(1)
Gildan	20.1%
Hanes(2)	16.4%
Russell Corp.(3)	15.2%
Fruit of the Loom	11.1%
Anvil	8.0%
Other	29.2%

(1)	Pro forma for the NES acquisition.
(2)	Owned by Sara Lee Corporation. Includes Hanes, Outer Banks, Stedman and Champion.
(3)	Includes Jerzees, Three Rivers and Cross Creek.

CUSTOMERS

We sell to more than 70,000 customers nationwide, including screen printers, embroiderers and specialty advertisers. Our customer base is highly fragmented, as indicated in the table below:

Customer	Percent of Fiscal 2004 Sales(1)
Top 10 Customers	2.4%
Top 100 Customers	10.8%
Top 1,000 Customers	35.5%

(1)	Pro forma for the NES acquisition.

SALES AND MARKETING

Catalogs and Selling Materials

Our catalogs are the cornerstone of our marketing strategy and we believe that the Broder, Alpha and NES catalogs are the industry leaders in quality and breadth of selection. Our catalogs are designed to have the look and feel of high-end consumer retail catalogs with attractive models, appealing photographs and a clear display of products. In addition, we offer generic catalogs that can be customized to include our customers’ logos on the cover. We believe that our customized catalogs enhance the professional image of our customers, promote customer loyalty and allow us to more effectively sell our product lines. During 2004, we distributed over 2.5 million comprehensive catalogs including 1.24 million customized catalogs and 0.7 million exclusive brand catalogs.

National Sales Forces

We maintain separate national sales forces for each of our Broder, Alpha and NES divisions and have invested significant time in training and developing our sales forces. Our extensive training provides each sales force with a thorough knowledge of both our products and the marketing solutions available to best assist customers in driving sales. Each of our Broder, Alpha and NES sales forces is responsible for enhancing existing customer relationships, while also prospecting and developing new relationships. In addition, our sales organizations are structured to promote a team selling approach with compensation based upon both individual and company-wide goals and objectives.

Call Centers and Customer Service Representatives

We maintain separate call centers for each of our Broder, Alpha and NES brands which as of December 31, 2004 were staffed with 218 full-time and 52 part-time customer service representatives to assist our customers in placing orders, checking stock levels, looking for price quotes or requesting adjustments. Our Broder division maintains three call centers in Michigan, California and Florida. Our Alpha division also operates three call centers located in Philadelphia, Florida and California. Our NES division maintains one call center located in Massachusetts.

Trade Shows

We take advantage of industry trade shows as an opportunity to expand and enhance our customer relationships, exhibit our product offerings and share customer merchandising strategies and new promotions with our customers. The Broder, Alpha and NES divisions each participate in more than 40 trade shows annually.

Websites

We maintain three industry-leading websites to support our Broder, Alpha and NES brands, including www.broderbros.com, www.alphashirt.com and www.nesclothing.com, which allow our customers to browse online versions of our catalogs, place orders, track order status, check inventory stock, learn about our promotions, review industry trends, and receive information on marketing resources. In addition to our branded websites, we also host generic formats of our websites that allow our decorator customers to insert their own “cover” and branding. This functionality offers our customers a low-cost opportunity to leverage our customer service capabilities, promote our products, effectively service end-users and procure sales over the internet. Through an ISP, we currently host more than 4,000 active custom websites. In fiscal 2004, approximately 18% of our sales were originated from our websites, an increase from approximately 14% of sales in fiscal 2003.

As a national distributor, we experience variation in mix of demand between regions. To accommodate these regional demand variations, we have developed a pricing system that allows us to set distinct prices for the same product in multiple geographic areas. This system allows us to respond to customers’ regional preferences with accuracy not possible under a national pricing strategy. While our catalogs serve as the backbone of our marketing strategy, they are supplemented by a number of other tools designed to make promoting our products as simple as possible for customers including break-out catalogs and sell sheets. Break-out catalogs are abbreviated versions of the catalogs that highlight a particular category of products. Sell Sheets are one-page summaries that spotlight a particular product and its attributes. Like the catalogs, these tools can be customized for customers.

ACCESS TO PUBLIC FILINGS

We currently file reports and other information with the SEC. Under the terms of the indenture, we have agreed that, whether or not we are required to do so by the rules and regulations of the SEC, for so long as any of the notes remain outstanding, we will furnish to the trustee and the holders of the notes and file with the SEC, unless the SEC will not accept such a filing: (i) all quarterly and annual financial information that would be required to be contained in a filing with the SEC on Forms 10-Q and 10-K if we were required to file such forms, including a “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and, with respect to the annual information only, a report thereon by our independent accountants and (ii) all reports that would be required to be filed with the SEC on Form 8-K if we were required to file such reports. In addition, for so long as any of the notes remain outstanding, we have agreed to make available to any prospective purchaser of the notes or beneficial owner of the notes in connection with any sale thereof, the information required by Rule 144A(d)(4) under the Securities Act and the information set forth in the preceding sentence.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

INFORMATION TECHNOLOGY

We believe that we have one of the most sophisticated information technology systems in the industry. The systems include a fully integrated ERP system supporting order-entry, warehouse management, sales, purchasing, and financial requirements. Significant investments in hardware, database, phone, warehouse management, customer relationship management, internet applications, software, e-mail, security and system redundancy have been made during the past five years.

EMPLOYEES

As of December 31, 2004, we employed a total of approximately 1,321 full-time and 177 part-time employees, none of whom are party to collective bargaining agreements. Our management believes that employee relations are good.

ITEM 2.	PROPERTIES

We are headquartered in Trevose, Pennsylvania, and operate 17 distribution facilities nationwide, after giving effect to the expected opening of our Seattle facility in April 2005. Our distribution facilities are located strategically throughout the country to take advantage of ground parcel service, shipping regions and population density. We use UPS for the vast majority of our shipments. Each of our facilities is leased. The leases for such facilities are scheduled to expire between 2005 and 2015. We believe our current facilities are generally well maintained and provide adequate warehouse and distribution capacity for future operations. Our facility locations are listed below:

Location	Division	Distribution Center	Call Center	Office	Sq. Feet (000s)(1)
Trevose, Philadelphia	Corporate			✓	46
Albany, New York	Broder	✓			129
Plymouth, Michigan	Broder	✓	✓	✓	117
Fresno, California	Broder	✓	✓		105
St. Louis, Missouri	Broder	✓			93
Dallas, Texas	Broder	✓			140
Orlando, Florida	Broder	✓	✓		88
Louisville, Kentucky	Broder	✓			83
Atlanta, Georgia	Broder	✓			70
Houston, Texas	Broder	✓			61
Charlotte, North Carolina(2)	Broder	✓			55
Philadelphia, Pennsylvania (warehouse)	Alpha	✓			306
La Mirada, California	Alpha	✓	✓		210
Ft. Wayne, Indiana	Alpha	✓			181
Seattle, Washington (3)	Alpha	✓			160
Stafford, Texas	Alpha	✓			138
St. Petersburg, Florida	Alpha	✓	✓		132
Philadelphia, Pennsylvania	Alpha		✓		34
Middleboro, Massachusetts	NES	✓	✓	✓	220
Charlotte, North Carolina	NES	✓			63

(1)	Includes warehouse and corporate space.
(2)	We intend to close the Broder Charlotte, North Carolina facility by March 31, 2005.
(3)	We intend to open the Alpha Seattle, Washington facility in April 2005.

ITEM 3.	LEGAL PROCEEDINGS

We are involved from time to time in routine legal matters and other claims incidental to our business. When it appears probable in management’s judgment that we will incur monetary damages or other costs in connection with such claims and proceedings, and such costs can be reasonably estimated, liabilities are recorded in the financial statements and charges are recorded against earnings. We believe the resolution of such routine matters and other incidental claims, taking into account reserves and insurance, will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on Common Stock

There is currently no established public trading market for any class of our common stock. As of March 17, 2005, there were: (1) 11 record holders of our Class A common stock; (2) 19 record holders of our Class B common stock; (3) 11 record holders of our Class L, Series 1 common stock; (4) 11 record holders of our Class L, Series 2 common stock; (5) 19 record holders of our Class L, Series 3 common stock; (6) 19 record holders of our Class L, Series 4 common stock; (7) 11 record holders of our Class L, Series 1 warrants; and (8) 19 record holders of our Class L, Series 3 warrants.

We have not in the past paid, and do not expect for the foreseeable future to pay, dividends on our common stock. Instead, we anticipate that all of our earnings in the foreseeable future will be used in the operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions, including restrictions under our revolving credit facility and the indenture governing our 11 1/4% senior notes, and any other considerations our board of directors deems relevant.

Recent Sales of Unregistered Securities; Use of Proceeds

In the past three years, Broder Bros., Co. (or “the Company”) has issued the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

(a) On June 27, 2003, the Company completed the conversion of all of its then-outstanding senior subordinated notes, with a carrying value of approximately $13.2 million at the time of the conversion, into 966,791 shares of its Class L, Series 2, common stock. As a result of this conversion, the Company recognized a loss of approximately $1.9 million, reflecting the difference between the carrying value of the notes and the estimated fair value of the Class L, Series 2, common stock. There were no underwriting discounts or commissions paid in connection with the exchange. This conversion was exempt from registration under the Securities Act pursuant to Section 3(a)(9) of the Securities Act for transactions involving exchanges by an issuer with its existing securityholders.

(b) On September 22, 2003, the Company issued and sold $175.0 million in aggregate principal amount of its 11 1/4% senior notes due 2010 to UBS Securities LLC and Banc One Capital Markets, Inc., which were resold by such initial purchasers to “qualified institutional buyers” under Rule 144A under the Securities Act and to non-U.S. persons under Regulation S under the Securities Act at a price equal to 100% of their aggregate principal amount. The Company used the proceeds of such sale to finance its acquisition of Alpha Shirt Holdings, Inc., to repay existing indebtedness of the Company and Alpha Shirt Holdings, Inc. and to pay fees and expenses related to the sale. The Company sold the notes to the initial purchasers at a price equal to 97% of the aggregate principal amount of the notes. The original issuance and sale of securities by the Company was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act for transactions not involving a public offering, based on the fact that such securities were sold by the Company only to “qualified institutional buyers” under Rule 144A under the Securities Act.

(c) On September 22, 2003, Broder Bros., Co. issued and sold to investment funds affiliated with Bain Capital, LLC and related investors, additional shares of its capital stock for aggregate net proceeds of $76.0 million, less related fees and expenses of approximately $0.3 million. The Company issued the following securities in the sale: (a) 25,282,963 shares of its Class B common stock, (b) 2,452,012 shares of its Class L,

Series 3, common stock, (c) 2,370,584 shares of its Class L, Series 4, common stock and (d) warrants for the purchase of 272,445 shares of its Class L, Series 3, common stock. There were no underwriting discounts or commissions paid in connection with such sale. The issuance and sale of the securities was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act for transactions not involving a public offering, based on the fact that such securities were offered and sold only to accredited investors who had access to our financial and other relevant information. The Company used the proceeds of such sale to finance its acquisition of Alpha Shirt Holdings, Inc., to repay existing indebtedness of the Company and Alpha Shirt Holdings, Inc. and to pay fees and expenses related to the sale.

The Class L, Series 3 Warrants described in the preceding paragraph entitle their holders to purchase up to an aggregate of 272,445 shares of Class L, Series 3 common stock at an initial exercise price of $15.75 per share (as adjusted for any subdivision or combination of the Company’s outstanding common stock, any payment of stock dividends on the Company’s common stock and any other event which, in the good faith judgment of the board, does not fairly and adequately protect the purchase rights represented by the warrants). The right to subscribe for and purchase shares of Class L, Series 3 common stock commenced on the date of issuance of each warrant and shall expire on September 22, 2013.

If an exercise of any portion of a warrant is to be made in connection with a public offering or a sale of the company (pursuant to a merger, sale of stock or otherwise), such exercise may at the election of the holder be conditioned upon the consummation of such transaction. Upon the occurrence of certain change of control events specified in the warrants, the holder shall be entitled to receive at the exercise price (as in effect at the time any such transaction is consummated) for all securities issuable upon the exercise of its warrant immediately prior to such consummation, the greatest amount of securities, cash or other property to which such holder would actually have been entitled as a shareholder upon such consummation if such holder had exercised the rights represented by its warrant immediately prior thereto.

(d) During 2004, pursuant to its 2004 Executive Stock Option Plan, the Company granted to certain of its executives the following options: (a) options to purchase 403,491 shares of its Class L, Series 3, common stock at an exercise price of $15.75 per share, (b) options to purchase 351,086 shares of its Class L, Series 4, common stock at an exercise price of $13.69 per share and (c) options to purchase 3,744,430 shares of its Class B common stock at an exercise price of $0.1944 per share. The following table sets forth the specific grants of options under the 2004 Executive Stock Option Plan:

Month/Year	Class of Common Stock	Shares Subject to Options	Exercise Price Per Share
April 2004	Class L, Series 3	345,959	$15.75
	Class L, Series 4	301,026	13.69
	Class B	3,210,519	0.1944

November 2004	Class L, Series 3	57,532	15.75
	Class L, Series 4	50,060	13.69
	Class B	533,911	0.1944

These grants were exempt from registration under the Securities Act pursuant to Rule 701 under the Securities Act. In addition, the grants were made in the ordinary course of business to existing employees for no consideration and, as a result, did not constitute an “offer” or “sale” pursuant to Section 2(a)(3) of the Securities Act.

(e) On August 31, 2004, the Company issued and sold to investment funds affiliated with Bain Capital, LLC and related investors, additional shares of its capital stock for an aggregate cash purchase price of $12.4 million. The Company issued the following securities in the sale: (a) 3,504,129 shares of its Class B common stock, (b) 339,840 shares of its Class L, Series 3, common stock, (c) 328,554 shares of its Class L, Series 4, common stock and (d) warrants for the purchase of 37,760 shares of its Class L, Series 3, common stock. There were no underwriting discounts or commissions paid in connection with such sale. The issuance and sale of the securities was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act for transactions not involving a public offering, based on the fact that such securities were offered and sold only to accredited investors who had access to our financial and other relevant information. The Company used the proceeds from the sale to fund, in part, the acquisition of NES Clothing Company.

The Class L, Series 3 Warrants described in the preceding paragraph entitle their holders to purchase up to an aggregate of 37,760 shares of Class L, Series 3 common stock at an initial exercise price of $15.75 per share (as adjusted for any subdivision or combination of the Company’s outstanding common stock, any payment of stock dividends on the Company’s common stock and any other event which, in the good faith judgment of the board, does not fairly and adequately protect the purchase rights represented by the warrants). The right to subscribe for and purchase shares of Class L, Series 3 common stock commenced on the date of issuance of each warrant and shall expire on September 22, 2013.

If an exercise of any portion of a warrant is to be made in connection with a public offering or a sale of the company (pursuant to a merger, sale of stock or otherwise), such exercise may at the election of the holder be conditioned upon the consummation of such transaction. Upon the occurrence of certain change of control events specified in the warrants, the holder shall be entitled to receive at the exercise price (as in effect at the time any such transaction is consummated) for all securities issuable upon the exercise of its warrant immediately prior to such consummation, the greatest amount of securities, cash or other property to which such holder would actually have been entitled as a shareholder upon such consummation if such holder had exercised the rights represented by its warrant immediately prior thereto.

(f) On September 17, 2004, the Company issued and sold to certain of its executive officers additional shares of capital stock for an aggregate cash purchase price of $845,000. The Company issued the following securities in the sale: (a) 238,597 shares of its Class B common stock, (b) 23,140 shares of its Class L, Series 3, common stock, (c) 22,371 shares of its Class L, Series 4, common stock, and (d) warrants for the purchase of 2,571 shares of its Class L, Series 3 common stock. There were no underwriting discounts or commissions paid in connection with such sale. The issuance and sale of the securities was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act for transactions not involving a public offering, based on the fact that such securities were offered and sold only to accredited investors who had access to our financial and other relevant information. The Company used the proceeds from the sale to fund, in part, the acquisition of NES Clothing Company.

The Class L, Series 3 Warrants described in the preceding paragraph entitle their holders to purchase up to an aggregate of 2,571 shares of Class L, Series 3 common stock at an initial exercise price of $15.75 per share (as adjusted for any subdivision or combination of the Company’s outstanding common stock, any payment of stock dividends on the Company’s common stock and any other event which, in the good faith judgment of the board, does not fairly and adequately protect the purchase rights represented by the warrants). The right to subscribe for and purchase shares of Class L, Series 3 common stock commenced on the date of issuance of each warrant and shall expire on September 22, 2013.

(g) On November 18, 2004, the Company issued and sold $50.0 million in aggregate principal amount of its 11¼% senior notes due 2010 to UBS Securities LLC, which were resold by such initial purchaser to “qualified institutional buyers” under Rule 144A under the Securities Act and to non-U.S. persons under Regulation S under the Securities Act at a price equal to 103% of their aggregate principal amount. The Company used the proceeds of such sale to repay a portion of the outstanding borrowings under its revolving credit facility and to pay related fees and expenses. The Company sold the notes to the initial purchaser at a price equal to 100% of the aggregate principal amount of the notes. The original issuance and sale of securities by the Company was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act for transactions not involving a public offering, based on the fact that such securities were sold by the Company only to a “qualified institutional buyer” under Rule 144A under the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present the summary historical consolidated financial data of Broder as of the dates and for the periods indicated. The financial information for Broder as of December 31, 2004, 2003, 2002, 2001 and 2000 and for the fiscal years ended December 31, 2004, 2003, 2002, 2001 and 2000 has been derived from the historical consolidated financial statements audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

The following financial information reflects the acquisitions of certain businesses during the period 2000 through 2004, including TSM, a regional sportswear distributor located in Louisville, Kentucky, which was acquired in June 2003; Alpha, a national sportswear and accessories distributor acquired in September 2003; and NES, a leading distributor of imprintable sportswear in New England, which was acquired in August 2004.

The summary information below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and Notes thereto, included in Item 8 in this Form 10-K.

	Fiscal Year Ended December 31,(1)
	2004	2003	2002	2001	2000
	(dollars in thousands)
Consolidated Statement of Income Data:
Net sales	$877,373	$487,785	$429,694	$409,139	$396,007
Cost of sales	720,056	411,123	363,472	349,341	334,969

Gross profit	157,317	76,662	66,222	59,798	61,038
Warehousing, selling and administrative expenses(2)	108,112	63,264	48,996	44,242	45,211
Depreciation and amortization	19,590	10,355	7,410	2,639	2,821
Restructuring and asset impairment charges	3,528	9,073	—	—	—

Total operating expenses	131,230	82,692	56,406	46,881	48,032

Income (loss) from operations	26,087	(6,030)	9,816	12,917	13,006
Interest expense, net	28,541	14,604	11,430	11,324	8,275
Other (income) expense	400	(14)	(301)	(74)	(86)

Total other expense, net	28,941	14,590	11,129	11,250	8,189

Income (loss) before provision (benefit) for income tax	(2,854)	(20,620)	(1,313)	1,667	4,817
Income tax (benefit) provision	(1,349)	(8,164)	87	384	2,893

Net income (loss)	$(1,505)	$(12,456)	$(1,400)	$1,283	$1,924

Other Financial Data:
Cash flow from (used in) operating activities	$5,382	$(3,916)	$(137)	$37,130	$4,066
Cash flow from (used in) investing activities	(34,693)	(252,408)	2,132	(31,022)	(22,433)
Cash flow from (used in) financing activities	28,457	256,876	(3,474)	(3,732)	18,780
Capital expenditures(3)	4,198	2,021	4,269	3,523	1,800
Consolidated Balance Sheet Data:
Cash	$2,321	$3,175	$2,623	$4,102	$1,726
Working capital	140,300	119,518	55,119	55,311	64,272
Total assets	538,208	479,153	157,296	162,417	162,502
Total debt	271,422	263,367	87,529	92,659	93,780
Shareholders’ equity (deficit)(4)	76,083	64,890	(12,926)	(12,369)	(12,853)

(1)	We operate on a 52- or 53-week year basis with the year ending on the last Saturday of December.
(2)	Warehousing, selling and administrative expenses include management and advisory fees to Bain Capital totaling $1.9 million, $0.6 million, $0.8 million, $0.6 million and $0.3 million for the fiscal years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively.
(3)	Capital expenditures exclude non-cash capital expenditures financed through capital leases.
(4)	We were recapitalized by Bain Capital on May 3, 2000 in a leveraged recapitalization, which resulted in a charge to retained earnings totaling $36.0 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a leading distributor of imprintable sportswear and accessories in the United States. Imprintable sportswear and accessories is an estimated $8 billion U.S. market in wholesale revenues and includes undecorated or “blank” T-shirts, sweatshirts, polo shirts, fleece, outerwear, caps, bags and other imprintable accessories that are decorated primarily for advertising and promotional purposes. We source product from more than 50 suppliers, including Russell, Fruit of the Loom, Hanes, Anvil and Gildan. Other exclusive or near-exclusive suppliers include retail brands such as Nike Golf, Adidas Golf, Perry Ellis, Columbia Sportswear, Weatherproof and Champion. We consider the term “near-exclusive” to represent those arrangements where, although not contractually entitled to exclusitivity, we believe we are the only distributor to offer these products in an annual catalog to the imprintable sportswear industry. In addition to our distribution suppliers, we develop and source products from over 16 countries to support our private label brand initiatives, which include the brands Devon & Jones, HYP, Authentic Pigment, Desert Wash and Harvard Square, as well as the recently launched Chestnut Hill, Great Republic, Apples & Oranges and Harriton. Our products are sold to over 70,000 customers, primarily advertising specialty companies, screen printers, embroiderers and specialty retailers who decorate our blank product with corporate logos, brands and other promotional images. Our decorator customers then sell imprinted sportswear and accessories to a highly diversified range of end-consumers, including Fortune 1000 companies, sporting venues, concert promoters, athletic leagues, educational institutions and travel resorts. We believe our end-consumers are increasingly recognizing imprintable sportswear and accessories as highly differentiated, cost-effective advertising and promotional tools that help them grow their respective businesses and brand images. As a result, imprintable sportswear unit volume has grown significantly over the last ten years, increasing at a compound annual growth rate of approximately 7%.

Alpha Acquisition

On September 22, 2003, we acquired all of the outstanding capital stock of Alpha pursuant to a stock purchase agreement entered into on July 12, 2003. Immediately after consummation of the acquisition, Alpha and its subsidiaries were merged with and into Broder Bros., Co., except for ASHI, Inc., which became a direct, wholly owned subsidiary of the Company until it also was subsequently merged with and into Broder Bros., Co. The total cash consideration in the acquisition was $247.8 million. The aggregate cash costs of the acquisition, together with the funds necessary to refinance certain existing indebtedness and pay the related fees and expenses, were financed by the following transactions:

•	$76.0 million of new equity contributed by Bain Capital, management and other investors;

•	borrowings of $92.0 million under a $175.0 million revolving credit facility; and

•	net proceeds from the issuance and sale of $175.0 million of 11 1/4% senior notes due 2010.

NES Acquisition

On August 31, 2004, we acquired all the shares of beneficial interest of NES Clothing Company Holdings Trust (“NES”), a leading distributor of imprintable sportswear in New England. The purchase price was approximately $31.7 million, subject to adjustment, which included payment of consideration to NES shareholders, retirement of all NES indebtedness and payment of transaction fees. We funded the acquisition with $12.4 million of new equity invested by Bain Capital and $19.3 million of borrowings using available capacity under our revolving credit facility. For simplicity and efficiency purposes NES and Aprons were merged with and into Broder Bros., Co. As a result of such merger, NES’s and Aprons’ corporate existences were terminated.

Potential Acquisition-Related Cost Savings

We believe that the primary benefits from the acquisitions of Alpha and NES include greater scale, broader product offering, extended national presence, regional market share strength and differentiated customer selling support. In addition, in connection with the Alpha and NES acquisitions, we identified cost reduction opportunities in redundant selling, general and administrative functions and overlapping distribution points. Upon commencement of the Alpha acquisition, we developed a plan to pursue these opportunities, which upon completion was initially estimated to generate $7.9 million of annual savings. As of the end of fiscal 2004 the Alpha integration was completed and expected annual run rate cost savings are $2.9 million in excess of the original estimate. Total annualized savings for the Alpha integration of $10.8 million consist of redundant selling, general and administrative positions and rationalization of distribution facilities of $4.5 million and $6.3 million, respectively. In addition, in connection with the NES acquisition, we expect to generate $1.8 million of annual savings, consisting of redundant selling, general and administrative positions and rationalization of a distribution facility, of $1.2 million and $0.4 million, respectively. We expect the distribution facility rationalization to be complete on March 31, 2005 when we close one of our Charlotte, NC distribution facilities. We expect the remaining integration activities of the NES acquisition to be substantially completed by the end of 2005. We cannot assure you, however, that we will achieve any expected cost savings that have not been realized to date. As of December 31, 2004, we expect to incur an additional $3.4 million in operating costs and capital expenditures to complete the integration of NES that we do not expect to recur in the future. The current status and updated expectations relative to the Alpha and NES integration plans are summarized as follows:

	Cost Savings
	Annualized Savings for Completed Initiatives	Annualized Savings for Initiatives Still in Process	Total Expected Annualized Savings	Savings Reflected in Operating Results for the Twelve Months Ended December 31, 2004	Savings Not Yet Reflected in Historical Results
	(dollars in millions)
Alpha Acquisition
Redundant Selling, General and Administrative Positions	$4.5	$—	$4.5	$2.8	$1.7
Rationalization of Distribution Facilities	6.3	—	6.3	5.6	0.7

Total Alpha Acquisition	10.8	—	10.8	8.4	2.4

NES Acquisition
Redundant Selling, General and Administrative Positions	—	1.2	1.2	—	1.2
Rationalization of Distribution Facilities	—	0.4	0.4	—	0.4

Total NES Acquisition	—	1.6	1.6	—	1.6

Combined for the Acquisitions	$10.8	$1.6	$12.4	$8.4	$4.0

All cost savings related to the integrations of Alpha and NES are gross amounts and do not reflect unrelated increases in operating expenses related to private label initiatives, organic growth, volume and other activities as discussed throughout this document.

PURCHASE ACCOUNTING

The acquisition of Alpha was accounted for using the purchase method of accounting. As a result, the acquisition will prospectively affect our results of operations in certain significant respects. The aggregate acquisition consideration was allocated to the tangible and intangible assets acquired and liabilities assumed by us based upon their respective fair values as of the acquisition date. This has resulted in a significant increase in our annual depreciation and amortization expenses. In addition, due to the effects of the increased borrowings to finance the acquisition, our interest expense has increased significantly in the periods following the Alpha acquisition. The NES acquisition was also accounted for using the purchase method of accounting. For more information, see “—Liquidity and Capital Resources.”

OTHER STRATEGIC ACQUISITIONS

TSM. In June 2003, we acquired substantially all of the assets of T-Shirts & More, Inc., or “TSM,” a regional sportswear distributor with one location in Louisville, Kentucky, for $2.6 million. The acquisition of TSM enhanced our local market position in a number of key Midwestern states. TSM’s facility was consolidated into an existing Broder division distribution center in Louisville, Kentucky.

Kay’s Enterprises. In May 2002, Alpha acquired substantially all of the assets of Kay’s Enterprises, a regional distributor with one facility located in Stafford, Texas for $3.3 million. This acquisition provided Alpha with one business day shipping capability throughout much of Texas and Louisiana.

Gulf Coast. In December 2001, we acquired substantially all of the assets of Gulf Coast Sportswear, or “Gulf Coast,” a distributor with four facilities located in: Dallas, Texas; Atlanta, Georgia; Houston, Texas; and Kansas City, Kansas for $5.8 million. Through this acquisition, we augmented our presence in Texas and gained access to additional customers in Atlanta, Houston and the Midwest. As part of the acquisition integration, Gulf Coast’s Atlanta, Dallas and Houston facilities were merged into pre-existing Broder division locations and the Kansas City facility was closed.

Full Line. In August 2001, we acquired all of the capital stock of Full Line Distributors, or “Full Line,” a regional distributor with a manufacturing operation and six distribution facilities located in: Atlanta, Georgia; Miami, Florida; Cleveland, Ohio; Fullerton, California; Houston, Texas; and St. Louis, Missouri for $21.8 million. Full Line expanded our customer base and geographic breadth. Following the acquisition, Full Line’s St. Louis facility was consolidated into an existing Broder division distribution center and Full Line’s manufacturing assets were divested for $6.4 million.

St. Louis T’s. In September 2000, we acquired the stock of St. Louis T’s, a regional imprintable sportswear and accessories distributor with one facility located in St. Louis, Missouri for $20.4 million. Prior to the acquisition, we served Midwestern customers out of our Plymouth, Michigan facility. Following the acquisition, the St. Louis facility absorbed a significant portion of the Plymouth facility’s sales and expanded the Broder division’s presence in the region.

Good Buy Sportswear. In September 1999, Alpha acquired substantially all of the assets of Good Buy Sportswear, a regional imprintable sportswear and accessories distributor with one location in St. Petersburg, Florida for $11.9 million. This acquisition expanded Alpha’s footprint and provided one business day shipping capability throughout Florida and parts of Georgia and South Carolina.

ELIMINATION OF QUOTAS ON APPAREL IMPORTS FROM CHINA

On January 1, 2005 quotas on textile and apparel imports from China and other countries were eliminated. We do not expect the elimination of these quotas to have a material adverse impact on our business. The elimination of these quotas was anticipated and our trade brand suppliers have been proactive in developing efficient and competitive cost models. The commodity products we purchase from our trade brand suppliers have a relatively low labor component, which minimizes the low cost labor advantage of Chinese manufacturers. Additionally, our trade brand suppliers have efficiently located manufacturing facilities in Central America and the Carribean basin which create advantages in the form of shorter lead times and lower freight costs.

While we source certain of our lower volume, higher margin private label products from manufacturers in China, due to longer lead times from manufacture to delivery, and the lack of any large North American warehouse storage and systems for replenishment of our inventories, there are currently no Chinese manufacturers capable of meeting our needs for high volume commodity products. It currently appears that Chinese manufacturers will remain focused on labor intensive, lower volume and higher margin products.

RESULTS OF OPERATIONS

We operate on a 52- or 53-week year basis with the fiscal year ending on the last Saturday of December. For convenience, the financial information included in this Annual report on Form 10-K has been presented as ending on the last day of the nearest calendar month. Tables and other data in this section may not total due to rounding.

The following table sets forth the amounts and the percentages of net sales that items in the consolidated statement of operations constitute for the periods indicated:

Fiscal Year 2004 Compared to Fiscal Year 2003

	Fiscal Year Ended December 31,
	2004		2003		Increase (Decrease)
	(dollars in millions)
Net sales	$877.4	100.0%	$487.8	100.0%	$389.6	79.9%
Cost of sales	720.1	82.1	411.1	84.3	309.0	75.2

Gross profit	157.3	17.9	76.7	15.7	80.6	100+
Warehousing, selling and administrative expenses	108.2	12.3	63.3	13.0	44.9	70.9
Depreciation and amortization	19.6	2.2	10.3	2.1	9.3	90.3
Restructuring and asset impairment charges	3.5	0.4	9.1	1.9	(5.6)	(61.5)

Income (loss) from operations	26.0	3.0	(6.0)	(1.2)	32.0	100+
Interest expense, net	28.5	3.2	14.6	3.0	13.9	95.2
Other expense (income)	0.4	0.1	—	—	0.4	100.0
Income tax (benefit) provision	(1.4)	(0.1)	(8.1)	(1.7)	6.7	82.7

Net loss	$(1.5)	(0.2)%	$(12.5)	(2.6)%	$11.0	88.0%

Net Sales. Net sales increased by approximately $389.6 million, or 79.9%, from $487.8 million for fiscal year 2003 to $877.4 million for fiscal year 2004. Net of $337.3 million and $42.9 million contribution to net sales from the acquired Alpha and NES businesses, respectively, Broder net sales increased $9.4 million for fiscal 2004 compared to fiscal 2003. This increase resulted from the net impact of: (i) an 8.7% increase in unit volume (estimated impact of $32.2 million); and (ii) a 5.7% decrease in average selling price and product mix shift (estimated impact of $22.8 million). The trend of declining selling prices for trade brand products is primarily the result of competitive pressures at the manufacturer level of the supply chain, which reduces prices to wholesale distributors such as us and our competitors, which in turn drives down selling prices to our customers. The trend of declining average selling prices was stemmed in the second half of 2004, and due to current capacity constraints at the manufacturer level of the supply chain we expect more moderate declining selling price trends in the first half of 2005. As capacity for certain manufacturers in our supply chain is increased in mid 2005, we expect migration toward long-term declining selling price trends. As discussed under Gross Profit below, we have experienced success in securing offsetting reductions in the corresponding cost of our products to offset selling price declines.

Gross Profit. Gross profit increased by $80.6 million, or 105.2%, from $76.7 million for fiscal 2003 to $157.3 million for fiscal 2004. Net of $64.6 million and $5.9 million contribution to gross profit from the acquired Alpha and NES businesses, respectively, our gross profit increased $10.1 million for fiscal 2004 compared to fiscal 2003. This increase resulted from the net impact of: (i) incremental contribution to gross profit from increased unit sales (estimated impact of $4.6 million), and (ii) lower product costs modestly offset by product mix shift (combined estimated impact of $5.5 million). Average selling price decreases were more than offset by reductions in the corresponding cost of our products. Therefore, we do not believe price deflation has had a meaningful adverse impact on gross profits. Adverse product mix shift trends experienced in 2002 and 2003 were stabilized during 2004. For 2005, we expect our private label and exclusive brand initiatives which yield higher gross profits per unit than our trade brand products will continue to offset any future adverse mix shifts within the trade brand products.

Gross margin increased from 15.7% for fiscal 2003 to 17.9% for fiscal 2004. Net of the impact on gross margin resulting from the inclusion of Alpha in fiscal 2003, gross margin increased from 14.4% to 16.7%. This increase is primarily the result of lower cost of goods sold, net of a decrease in average selling price and product mix.

Warehousing, Selling and Administrative Expenses (Including Depreciation and Amortization). Warehousing, selling and administrative expenses, including depreciation and amortization, increased $54.0 million from $73.6 million for fiscal 2003 to $127.6 million for fiscal 2004. Approximately $53.0 million of the increase represents operating expenses of the acquired Alpha and NES businesses ($12.0 million in depreciation and amortization from the acquired assets and $35.8 million and $5.2 million from Alpha and NES, respectively, of operating expenses net of depreciation and amortization). The remaining net increase is primarily the result of decreased costs resulting from the rationalization of four distribution facilities, elimination of redundant general and administrative positions (estimated impact of $8.4 million) and operating efficiencies in variable costs, offset by increased expenses for management fees of $1.3 million, the impact of increased labor and variable costs related to increased volume and increased costs for general and administrative positions to support product development, public company reporting requirements and sales and marketing efforts.

Restructuring and Asset Impairment Charges. In connection with integration activities related to the acquisitions of Alpha and NES, the Company has recorded restructuring charges primarily related to lease termination costs, severance and related benefits and non-cash asset write-offs. During 2003, these charges aggregated approximately $9.1 million, and during 2004 these charges aggregated approximately $3.5 million.

Income (Loss) from Operations. As a result of the factors described above, income from operations increased by approximately $32.1 million, from a loss from operations of $(6.0) million for fiscal 2003 to income from operations of $26.1 million for fiscal 2004.

Interest and Other Expense. Interest expense, net increased by $13.9 million from $14.6 million for fiscal 2003 to approximately $28.5 million for fiscal 2004. The net increase is due primarily to increased levels of indebtedness outstanding after the Alpha acquisition and related financing transactions, including the $175.0 million of 11 1/4% Senior Notes outstanding during fiscal 2004 (impact of $14.5 million, excluding the impact of amortization of capitalized financing costs), the incremental interest on $50.0 million 11 1/4% senior notes issued in November 2004 which proceeds were used to pay down the revolving debt, and the amortization of capitalized financing costs incurred in connection with the NES acquisition. Interest expense, net was also impacted by the net effect of interest on subordinated notes which were converted into common stock at the end of June 2003, and higher revolving debt levels necessary to support the incremental acquired Alpha and NES business during fiscal 2004. Interest expense, net also includes the $1.6 million and $1.3 million net positive effect of a favorable change in the fair value of interest rate swaps for fiscal 2004 and 2003, respectively. Other (income) expense for 2003 also includes a $(1.9) million loss on the exchange of Class L common stock, Series 2 issued to retire unsecured senior subordinated notes and a $1.7 million gain on the retirement of subordinated debt-selling shareholder.

Income Tax (Benefit) Provision. The income tax benefit for fiscal 2003 was $8.1 million, as compared to a tax benefit of $1.4 million for fiscal 2004. The difference between the U.S. federal statutory rate of 34% and the effective provision or benefit rate relates primarily to the federal benefit of deductible state and local taxes.

Net Loss. As a result of the factors described above, the net loss for fiscal 2004 was $(1.5) million as compared to a net loss of $(12.5) million for fiscal 2003.

Fiscal Year 2003 Compared to Fiscal Year 2002

	Fiscal Year Ended December 31,
	2003		2002		Increase (Decrease)
	(dollars in millions)
Net sales	$487.8	100.0%	$429.7	100.0%	$58.1	13.5%
Cost of sales	411.1	84.3	363.5	84.6	47.6	13.1

Gross profit	76.7	15.7	66.2	15.4	10.5	15.9
Warehousing, selling and administrative expenses	63.3	13.0	49.0	11.4	14.3	29.2
Depreciation and amortization	10.3	2.1	7.4	1.7	2.9	39.2
Restructuring and asset impairment charges	9.1	1.9	—	—	9.1	100.0

Income (loss) from operations	(6.0)	(1.2)	9.8	2.3	(15.8)	(100+	)
Interest expense, net	14.6	3.0	11.4	2.7	3.2	28.1
Other expense	—	—	(0.3)	(0.1)	0.3	100.0
Income tax (benefit) provision	(8.1)	(1.7)	0.1	—	(8.2)	(100+	)

Net loss	$(12.5)	(2.6)%	$(1.4)	(0.3)%	$(11.1)	(100+	)%

Net Sales. Net sales increased by $58.1 million, or 13.5%, from $429.7 million for fiscal year 2002 to $487.8 million for fiscal year 2003. Unit sales during fiscal year 2003 were approximately 1.0% higher than fiscal year 2002, excluding the sales contributions from Alpha. Net of $117.2 million contribution to net sales from the acquired Alpha business for the period from September 22, 2003 through December 31, 2003, our sales declined $59.1 million from fiscal year 2002 to fiscal year 2003. This decline resulted from the net impact of: (i) a 1.0% increase in unit volume (estimated impact of $4.0 million); (ii) the impact of industry-wide price deflation which lowered the industry’s average selling prices by an estimated 12.0% from fiscal year 2002 to fiscal year 2003 (estimated impact of $50.0 million); (iii) a decrease in outbound freight billings to customers (estimated impact of $4.0 million); and (iv) an unfavorable mix shift to lower priced products (estimated impact of $9.0 million). The trend of declining average selling prices is primarily the result of competitive pressures at the manufacturer level of the supply chain, which reduces prices to wholesale distributors such as us and our competitors, which in turn drives down selling prices to our customers. The industry and us have experienced declining average selling prices since fiscal year 2000, and due to ample capacity in the competitive space of our vendors. As discussed under Gross Profit below, we have experienced success in securing offsetting reductions in the corresponding cost of our products. Throughout fiscal year 2003, we have also experienced an unfavorable mix shift toward lower priced goods. We believe this unfavorable mix shift to be the result of prior merchandising decisions which dropped certain higher priced products from the product line.

Gross Profit. Gross profit increased by $10.5 million, or 15.9% from $66.2 million for fiscal year 2002 to $76.7 million for fiscal year 2003. Net of $23.3 million contribution to gross profit from the acquired Alpha business for the period from September 22, 2003 through December 31, 2003, our gross profit declined $12.8 million from fiscal year 2002 to fiscal year 2003. This decline primarily results from the impact of (i) a decline in realized margins for outbound freight charges to customers (estimated impact of $4.0 million); (ii) aggressive pricing of product in advance of recognition of underlying incentives (incremental to the comparable year) (estimated impact of $0.8 million); (iii) the non-cash recognition as cost of sales for the step-up to acquired Alpha inventory (estimated impact of $1.6 million); (iv) an unfavorable mix shift to lower margin products (estimated impact of $4.0 million); and (v) a charge to write-down discontinued inventory to estimated realizable values (estimated impact of $1.9 million). The charge to inventory is the result of the expansion of our 2004 product offering which increased total SKU’s offered by approximately 50% and required the displacement of discontinued product to physically accommodate the expanded offering. This discontinued product normally held for higher realization sale in distribution centers was consolidated in a single location pending an anticipated lower realization liquidation. While we have experienced the impact of industry-wide price deflation, such impact is primarily the result of competitive pressures at the manufacturer level of the supply chain, and accordingly, the selling price deflation we experienced is approximately offset by a reduction in the corresponding cost of our products. Therefore, we do not believe price deflation has had a meaningful adverse impact on gross profits.

Gross margin increased from 15.4% for fiscal year 2002, to 15.7% for fiscal year 2003. The increased gross margin is the result of the factors discussed above.

Warehousing, Selling and Administrative Expenses. Warehousing, selling and administrative expenses increased $14.3 million, or 29.2% from $49.0 million in 2002 to $63.3 million in 2003. The inclusion of Alpha expenses for the period from September 22, 2003 through December 31, 2003 accounts for $14.2 million of the increase. Net of the increased warehousing, selling and administrative expense contributed by Alpha, our expenses were approximately flat from fiscal year 2002 to fiscal year 2003, which is the net result of (i) warehouse labor efficiency improvements (estimated impact of $1.9 million), (ii) increased marketing spending (estimated impact of $0.5 million), (iii) increased occupancy expense related to two new facilities added during 2002 (estimated impact of $0.2 million), and (iv) higher bad debt expense attributable to the bankruptcy filing of a significant customer (estimated impact of $0.8 million). As a percentage of net sales, warehousing, selling and administrative expenses increased from 11.4% to 13.0% due to the absorption of fixed expenses over a smaller revenue base.

Depreciation and Amortization. Depreciation and amortization increased by $2.9 million, from $7.4 million for fiscal year 2002 to $10.3 million for fiscal year 2003. Amortization expense related to amortizable intangibles acquired in the Alpha transaction was approximately $3.5 million in 2003.

Restructuring and Asset Impairment Charges. As more fully described in Note 15 to the consolidated financial statements, we recorded a restructuring charge of $9.1 million during 2003. Following the acquisition of Alpha in September 2003, we changed the inventory replenishment strategy of the combined company and performed a detailed review of our combined operations in order to identify areas of overlap and potential cost savings. As a result, we effected a restructuring plan designed to reduce our cost structure by closing certain distribution centers. During the fourth quarter of 2003, the Broder division distribution center in Fullerton, CA was closed, as was the central distribution facility in Wadesboro, NC. In addition, in connection with the acquisition of Alpha, we effected a restructuring plan to consolidate our corporate offices into Philadelphia, PA and reduce our administrative workforce to eliminate redundant functions. As a result of these 2003 restructuring plans, we recorded a charge of $9.1 million during 2003.

Income (Loss) from Operations. As a result of the factors described above, income from operations decreased by $15.8 million, from $9.8 million for fiscal year 2002, to a loss of $(6.0) million for fiscal year 2003.

Interest and Other (Income) Expense. Interest expense, net increased by $3.2 million from $11.4 million for fiscal year 2002 to $14.6 million for fiscal year 2003. The net increase is due primarily to increased levels of indebtedness outstanding after the Alpha acquisition, including the $175.0 million of 11 1/4% senior notes outstanding from September 22, 2003 through December 31, 2003 (estimated impact of $5.1 million), the write-off of deferred financing fees on debt extinguished in the Alpha acquisition (approximately $1.4 million), offset by a favorable change in the fair value of interest rate swaps (estimated impact of $1.3 million), lower average levels of outstanding indebtedness prior to the Alpha acquisition, and lower effective interest rates on revolving debt. As a result of the Alpha acquisition, we have significantly higher levels of outstanding indebtedness, and accordingly expect to report significantly higher levels of interest expense in the future. Other expense, net changed from net other income of $0.3 million for fiscal year 2002 to zero net other income for fiscal year 2003.

The difference in 2003 was primarily the net result of a third quarter gain of $1.6 million related to a selling shareholder debt retirement, and a second quarter loss of $1.9 million on the exchange of Class L common stock, Series 2 issued to retire unsecured senior subordinated notes.

Income Tax (Benefit) Provision. The income tax benefit for fiscal year 2003 was $8.1 million, as compared to a tax provision of $0.1 million for fiscal year 2002. The difference between the U.S. federal statutory rate of 34% and the effective provision or benefit rate relates primarily to the federal benefit of deductible state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Fiscal year 2004 compared to fiscal year 2003. Net cash provided by operating activities was approximately $5.4 million for fiscal 2004 compared to cash used in operating activities of approximately $3.9 million for fiscal 2003. The increase in cash flow from operations in fiscal 2004 compared to fiscal 2003 was primarily driven by a $11.0 million decrease in net loss and an $11.4 million increase in depreciation and amortization. The company increased its investment in inventory and accounts receivable during fiscal 2004 by $18.7 million and $4.6 million, respectively, due to growth in revenues and greater working capital requirements attributable to the acquisitions of Alpha and NES, compared to a decrease in investment in inventory and accounts receivable during fiscal 2003 by $16.2 million and $5.7 million, respectively. The increase in accounts receivable and inventory during 2004 was partially offset by an increase in accounts payable, compared to a decrease in accounts payable during fiscal 2003 due to lower inventory levels and a decrease in accounts payable days outstanding.

Net cash used in investing activities was approximately $35.0 million for fiscal 2004, primarily attributable to the acquisition of NES in August 2004 ($32.0 million) and capital expenditures of $4.2 million. Net cash used in investing activities was $252.4 million for fiscal 2003, which primarily reflects the acquisitions of Alpha ($247.8 million, including related fees of $4.3 million) and TSM ($2.6 million), and capital expenditures of $2.0 million.

Net cash provided by financing activities for fiscal 2004 was approximately $28.6 million which reflects normal borrowings and repayments under revolving credit facilities, and the financing transactions related to the NES acquisition, including:

•	Sales of $13.3 million of common stock less related fees of $0.3 million used to finance the acquisition of NES;

•	Borrowings on the revolving credit facility of $19.3 million used to finance the acquisition of NES; and

•	Issuance of $50.0 million of 11 1/4% senior notes at a $1.5 million premium less related fees of $2.8 million. The entire net proceeds from the issuance were used to repay borrowings under the revolving credit agreement.

Net cash provided by financing activities for fiscal 2003 was $256.9 million which primarily reflects normal borrowings and repayments under revolving credit facilities, and the financing transactions related to the Alpha and TSM acquisitions, including:

•	Issuance of common stock ($76.0 million, less related fees and expenses of $0.3 million);

•	Issuance of the outstanding notes ($175.0 million 11 1/4% senior notes, less related fees and expenses of $10.1 million); and

•	Initial borrowings on the new revolving credit facility ($92.0 million, less related fees and expenses of $7.0 million).

Fiscal year 2003 compared to fiscal year 2002. Net cash used in operating activities was $3.9 million for fiscal 2003 compared to cash used in operating activities of approximately $0.1 million for fiscal 2002. The change in cash flows from operating activities was due principally to the reduction in inventory in the current year versus an inventory buildup in the prior year. In addition, lower growth in accounts receivable in 2003 relative to 2002 was partially offset by increased net loss in 2003 and a decrease in accounts payable in 2003 as compared to an increase in accounts payable in 2002.

Net cash used in investing activities was $252.4 million for fiscal 2003, which primarily reflects the acquisitions of TSM ($2.6 million) and Alpha ($247.8 million, including related fees of $4.3 million) and capital expenditures of $2.0 million. Net cash provided by investing activities was $2.1 million for fiscal 2002, which reflects proceeds from the sale of Full Line manufacturing ($6.4 million), less normal capital expenditures for warehouse equipment, computer equipment and related software enhancements.

Net cash provided by financing activities for fiscal year 2003 was $256.9 million, which primarily reflects normal borrowings and repayments under revolving credit facilities, and the financing transactions related to the Alpha acquisition, including:

•	Issuance of common stock ($76.0 million, less related fees and expenses of $0.3 million);

•	Issuance of notes ($175.0 million 11 1/4% senior notes, less related fees and expenses of $10.2 million);

•	Initial borrowings on the revolving credit facility ($92.0 million, less related fees and expenses of $7.1 million).

Net cash used in financing activities for fiscal year 2002 was $3.5 million, which was primarily the result of the net borrowings on the prior revolving credit facility and changes in the book overdraft position.

Liquidity Position

We and our existing subsidiaries entered into a new revolving credit facility on September 22, 2003. The revolving credit facility provides for aggregate borrowings of up to $175.0 million, subject to borrowing base limitations. As of December 31, 2004, outstanding borrowings on the revolving credit facility were $44.0 million, which left $105.1 million of available borrowing capacity based on the December 31, 2004 borrowing base.

The revolving credit facility is secured by first priority pledges of all the equity interests owned by us in our domestic subsidiaries and 66% of all equity interests in any future foreign subsidiaries. The revolving credit facility is also secured by first priority interests in, and mortgages on, substantially all tangible and intangible assets and each of our direct and indirect domestic subsidiaries and 66% of the equity interests of any future foreign subsidiaries. Availability under the revolving credit facility is based on a borrowing base calculated using advance rates applied to eligible accounts receivable and eligible inventory. The borrowing base will be monitored continuously at least on a monthly basis. The revolving credit facility is available until September 2008.

The revolving credit facility also contains a provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the revolving credit agreement of $175.0 million. As of December 31, 2004, we had approximately $11.5 million of outstanding letters of credit related to commitments for the purchase of inventory.

On September 22, 2003, we completed a private offering of $175.0 million 11 1/4% Senior Notes due 2010. The proceeds of the private offering were used to finance the Alpha acquisition, repay existing indebtedness and to pay related fees and expenses. On November 23, 2004, we completed a private offering of an additional $50.0 million 11 1/4% Senior Notes due 2010. The proceeds of the private placement were used to repay borrowings under the revolving credit facility. All senior notes were issued under the same indenture. The senior notes are guaranteed on a senior unsecured basis by all existing and future material domestic subsidiaries, and pay interest semi-annually in arrears on April 15 and October 15 of each year.

The indenture governing the senior notes and the revolving credit facility, among other things, (1) restrict the ability of us and our subsidiaries, including the guarantors of the notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (2) prohibit certain restrictions on the ability of certain of our subsidiaries, including the guarantors of the notes, to pay dividends or make certain payments to us and (3) place restrictions on the ability of us and our subsidiaries, including the guarantors of the notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to these notes and the revolving credit facility also contains various covenants which limit our discretion in the operation of our businesses. As of December 31, 2004, we were in compliance with all covenants under the indenture and the credit facility.

We rely primarily upon cash flow from operations and borrowings under our revolving credit facility to finance operations, capital expenditures and fluctuations in debt service requirements. Availability under the revolving credit facility fluctuates due to seasonal flows of the business, which impacts our borrowing base and our decisions around investment in inventory and overall growth of the business. Historically, the low point of our availability arises during the first and second quarters of each fiscal year as revenues reach seasonal lows during December, January and February, compounded by the simultaneous consumption of availability to bolster inventory levels for the ensuing season. The availability then grows to its high point during the remainder of the year.

We expect that availability during fiscal 2005 will experience similar trends to prior years, and we may at times utilize the full capacity of our revolving credit facility. We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations during the seasonal low period, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures and other needs of the business for at least the next twelve months. However, no assurance can be given that this will be the case. We may require additional debt or equity financing to meet our working capital requirements.

As a part of our business strategy, we will continue to look for acquisitions of distributors with high local market share in regions that are not well served by our existing facilities. We have historically engaged in discussions with several potential acquisition candidates. Most of these discussions were preliminary in nature, with limited due diligence conducted. We cannot guarantee that any acquisitions will be consummated. If we do consummate any acquisition, it could be material to our business and require us to incur additional debt under our revolving credit facility or otherwise. There can be no assurance that additional financing will be available when required or, if available, that it will be on terms satisfactory to us.

OFF BALANCE SHEET ARRANGEMENTS

Our revolving credit facility contains provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the revolving credit agreement of $175.0 million. As of December 31, 2004, we had approximately $11.5 million of outstanding letters of credit related to commitments for the purchase of inventory.

We purchase product in the normal course through the use of short term purchase orders representing quantities for normal business needs at current market prices. In addition, we are party to two supply agreements whereby we have committed to purchase a minimum of: (i) $4.0 million of product during the period January 2005 through December 2006, and another $2.5 million during the period January 2007 through December 2008; and (ii) a total of $15.0 million at a minimum of $5.0 million of product per year through 2007. These supply agreements are more fully described in the following section “Contractual Cash Obligations.”

CONTRACTUAL CASH OBLIGATIONS

The following table presents the aggregate amount of future cash outflows under our contractual cash obligations and commercial commitments as of December 31, 2004 after giving effect to the new operating lease agreements for the periods indicated:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(dollars in millions)
Revolving credit facility	$44.0	$—	$—	$44.0	$—
Senior notes(1)	225.0	—	—	—	225.0
Operating lease obligations	80.6	11.0	21.5	17.3	30.8
Capital lease obligations	1.0	0.8	0.2	—	—
Supply agreements(2)	21.5	7.0	13.3	1.2	—
Expected interest payments	150.3	26.8	52.2	51.3	20.0

Total contractual cash obligation	$522.4	$45.6	$87.2	$113.8	$275.8

(1)	Amounts shown do not include $1.5 million of premium that will be amortized over the term of the senior notes.
(2)	We are party to two separate supply agreements. In one supply agreement we have committed to purchase a minimum of $6.0 million of product during the period January 2005 through December 2006, and another $2.5 million during the period January 2007 through December 2008. Any shortfall in committed purchases for a given year may be carried forward or backward one year, subject to certain limits. If after carry forward or backward, actual purchases still fall short of committed levels, a penalty of 7.5% of the shortfall will be incurred.

In the other supply agreement we have committed to purchase a total of $15.0 million at a minimum of $5.0 million of product per year through 2007.

We do not believe these purchase commitments exceed normal requirements.

(3)	Represents expected interest payments for the life of the senior notes.

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

SEASONALITY

We have historically realized slightly higher sales and gross profit in the third and fourth quarters of the fiscal year. On a combined pro forma basis for Broder, Alpha and NES for 2003, 20% of total net sales occurred in the first quarter, 27% in the second quarter, 27% in the third quarter and 26% in the fourth quarter; and on a combined pro forma basis for Broder, Alpha and NES for 2004, 21% of total net sales occurred in the first quarter, 28% in the second quarter, 26% in the third quarter and 25% in the fourth quarter.

We have historically realized, and expect to continue to realize, slightly higher gross profit in the second half of the fiscal year. On a combined pro forma basis for Broder, Alpha and NES for 2003 and 2004, approximately 51% of the Company’s gross profit occurred in the second half of the year. This seasonality is primarily a result of the sale of higher priced products during the second half of the year, such as fleece and jackets and the achievement of incentive thresholds.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this Annual Report on Form 10-K, other than historical information, may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these terms or other comparable words, or by discussions of strategy, plans or intentions. Examples of forward-looking statements are statements that concern future revenues, future costs, future capital expenditures, business strategy, competitive strengths, competitive weaknesses, goals, plans, references to future success or difficulties relating to acquisitions or similar strategic transactions and other similar information.

As used in this Form 10-K, unless the context indicates otherwise: (i) the “Company,” refers collectively to Broder Bros., Co. and its consolidated subsidiaries; (ii) “Alpha” refers to the Company’s Alpha Shirt Company division for periods after its acquisition by the Company; (iii) “Broder division” refers to the Company’s Broder division; and (iv) “NES” refers to the Company’s NES Clothing Company division for periods after its acquisition by the Company. See Note 14 to the Consolidated Financial Statements for segment information.

The forward-looking statements in this document are based on our expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this prospectus. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

•	Significant Competitive Activity. The imprintable sportswear and accessories market is a fragmented industry that is highly competitive, and we face significant competition from national, regional and local distributors. Competition is based on price, product quality, breadth of product selection, quality of service and delivery times. To the extent that one or more of our competitors gains an advantage with respect to any key competitive factor, we could lose customers and our sales may decline. In particular, we may be need to adjust our pricing policies to compete effectively. To the extent we delay or fail to implement appropriate pricing adjustments, our financial performance may be adversely affected if any of our competitors reduce their prices or fail to increase prices in line with increases in our costs and expenses.

•	General Economic Conditions. Our business is sensitive to the business cycle of the national economy. A decline in general economic conditions may adversely affect demand for our products, which could cause sales of our products to decrease. Slowdowns in economic activity have in the past, and may in the future, result in our customers shifting their purchases towards lower-priced products, such as T-shirts, which adversely affects our gross profit margin. These factors have contributed historically to fluctuations in our results of operations and such fluctuations are expected to occur in the future. A decline in the demand for our products or a mix shift to lower margin products due to deteriorating economic conditions could have a material adverse effect on our results of operations and financial condition.

•	Dependence on a Limited Number of Suppliers. We obtain a significant portion of the products we sell from a limited group of suppliers. From time to time, we may experience difficulties in receiving orders from some of these suppliers or certain products may not be available. Their ability to supply us with our products is subject to a number of risks, including production problems at our suppliers’ facilities, work stoppages or strikes by our suppliers’ employees. The partial or complete loss of any of these sources could have an adverse effect on our results of operations and damage customer relationships. Our relationships with suppliers are generally not governed by written contracts. Accordingly, they generally may be terminated at will by the supplier at any time. The loss of any of these suppliers could have an adverse effect on our sales and profitability. In addition, a significant increase in the price of one or more of the products we obtain from these key suppliers could materially and adversely affect our results of operations.

•	Disruptions in our Distribution Centers. We maintain 17 distribution centers and may establish additional facilities to expand into new markets. A serious disruption to any distribution center or to the flow of goods in or out of our centers due to fire, earthquake, act of terrorism or any other cause could damage a significant portion of our inventory and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. We could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a distribution center. As a result, any such disruption could have a material adverse effect on our business, results of operations and financial condition.

•	Private Label Product Initiatives. Our strategy includes a growing emphasis on developing, sourcing and distributing our own private label products which are complementary to our existing trade brands. While we believe increased emphasis on private label products adds value and profitability to our business, it also adds additional complexity to our operations, increases our working capital investment and presents an increased level of inventory risk. Our inability to manage these complexities and risks may adversely affect our results of operations and financial condition.

•	Integration of Acquisitions. We may not realize all of the anticipated operating synergies and cost savings from the Alpha acquisition or the NES acquisition and we may experience difficulties in integrating the operations of NES with our operations. We may not be able to successfully integrate and streamline overlapping functions or, if such activities are successfully accomplished, that such integration will not be more costly to accomplish than presently contemplated. In addition, we could encounter difficulties in managing the combined company due to its increased size and scope of operations.

•	Acquisition Strategy. We have expanded our business partly through acquisitions and establishing new distribution facilities in new markets and may continue to do so in the future. We may not succeed in: (i) identifying suitable acquisition candidates; (ii) completing acquisitions; (iii) integrating acquired operations into our existing operations; or (iv) expanding into new markets either through acquisitions or establishing new facilities. In addition, future acquisitions could have an adverse effect on our operating results, particularly in the fiscal quarters immediately following their completion while we integrate the operations of the acquired business. Acquired operations or new facilities may not achieve levels of revenues, profitability or productivity comparable with those achieved by our existing operations, or otherwise perform as expected.

•	Substantial Level of Indebtedness. As of December 31, 2004, we had approximately $269.0 million of borrowings under our senior notes indenture and revolving credit facility, and subject to restrictions therein, we may incur additional indebtedness. We expect to obtain the money to pay our expenses and service our debt obligations from cash flows from our operations. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. Our cash flow may not be sufficient to enable us to pay principal and interest on our debt and meet our other obligations. If we do not have enough liquidity, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We may not be able to do so on terms acceptable to us, or at all.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2004, we had $44.0 million of debt outstanding under our revolving credit facility. Our revolving credit facility is subject to variable interest rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the December 31, 2004 level of borrowings, and further considering the interest rate protection agreements currently in place (see following paragraph), we estimate that a one percentage point increase in interest on our variable rate debt agreements would have increased interest expense for the year ended December 31, 2004 by approximately $0.1 million.

We have entered into interest rate protection agreements whereby we have contracted to pay a fixed interest rate in exchange for receipt of a variable rate. Of the $30.0 million of notional principal amount under interest rate protection agreements, $20.0 million terminates in May 2005 and $10.0 million terminates in October 2008. We have elected not to apply hedge accounting for the currently outstanding interest rate protection agreements. Accordingly, we record our interest rate swaps at fair value on the balance sheet and record gains and losses on these contracts through our statement of operations. We recorded other income of approximately $1.7 million and $1.3 million during the years ended December 31, 2004 and 2003, respectively, and other expense of approximately $1.5 million during the year ended December 31, 2002.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included elsewhere in this report. While all significant accounting policies are important to our consolidated financial statements, some of these policies may be viewed as being critical. Such policies are those that are both most important to the portrayal of our financial condition and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe our most critical accounting policies are as follows:

Revenue Recognition. Revenue is recognized when title and risk of loss is transferred to the customer, which, for the majority of our customers who have FOB shipping point terms, is upon shipment of the product to the customer. Revenue includes selling price of the product and all shipping and handling costs paid by the customer. Under certain circumstances, customers may submit a claim for damaged or shorted shipments. Based on historical experience, we establish a reserve for potential returns at the time of sale. Revenue is further reduced at the time of sale for estimated customer-related incentives. These incentives primarily consist of volume and growth rebates.

Accounts Receivable. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which is included in bad debt expense. We determine the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customer receivables, considering customers’ financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories. We maintain an allowance for potential losses on the disposal of our discontinued and slow moving inventory. Estimates for the allowance are based on past and estimated future sales of the product, historical realization of similar discontinued product, and potential return of slow moving and discontinued product back to the mill. Cost of sales includes (i) the cost of product, (ii) inbound and outbound freight costs, (iii) the costs of purchasing, receiving, inspecting and handling, and (iv) adjustments for various incentive programs offered to us by our vendors.

Derivative Financial Instruments. We do not use derivatives for speculative purposes. However, we have entered into interest rate protection agreements whereby we have contracted to pay a fixed interest rate in exchange for receipt of a variable rate. We have elected not to apply hedge accounting for the currently outstanding interest rate protection agreements. Accordingly, we record current interest rate swaps at fair value and records gains and losses on these contracts through our statement of operations. We will evaluate any future interest rate swaps and for those which qualify and for which we choose to designate as hedges of future cash flows, the effective portion of changes in fair value will be recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items.

Goodwill and Intangible Assets. We adopted SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Accordingly, we ceased amortization of all goodwill and performed a goodwill impairment evaluation upon adoption and at each year end using discounted expected future cash flows. In addition, we have recorded other indefinite-lived intangible assets (the tradenames “Alpha,” “Alpha Shirt Company”, as well as certain finite-lived intangible assets (primarily the tradenames “NES Clothing” and “Harvard Square,” and customer relationship intangibles). These finite-lived intangible assets are being amortized on a straight-line basis over their average useful lives ranging from 2 to 8 years.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share–Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, and its related implementation guidance. The effective date of the standard for us is for periods beginning after December 15, 2005. We expect to adopt SFAS No. 123R earlier than the required effective date. Upon adoption of SFAS No. 123R, we will be required to record compensation expense on stock options granted to employees. We expect to apply the permitted prospective transition method, whereby we will continue to account for any portion of awards outstanding at the date of transition using the accounting principles originally applied to those awards. Accordingly, we expect the impact from the adoption of SFAS No. 123R will not be material to the consolidated financial statements with respect to awards outstanding as of the date of transition. New stock option awards will be accounted for prospectively using the provisions of SFAS No. 123R; the impact on consolidated financial statements will depend upon the characteristics of such future awards, and may be material.

In January 2003, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”). This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this Statement were required to be adopted for fiscal years ending after December 15, 2002. We have adopted the disclosure provisions of this Statement. The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for its employee stock options. Accordingly, no compensation expense has been recognized in its financial statements because the exercise price of the employee stock options is equal to or greater than the market price of its common stock on the date of grant. The Company, however, uses the minimum value method of measuring stock options for pro forma disclosure purposes under SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). As permitted by SFAS No. 123, compensation cost for stock options is recognized in income based on the excess, if any, of the fair market value of the stock at the date of grant over the amount an employee must pay to acquire the stock. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Year Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Net loss, as reported	$(1,505)	$(12,456)	$(1,400)
Pro forma SFAS No. 123 expense (net of tax)	(475)	(20)	(16)

Pro forma net loss	$(1,980)	$(12,476)	$(1,416)

During the fourth quarter of 2004, stock options were granted with strike prices below the fair value of the stock at the date of grant. Related to this grant, a total pre-tax compensation charge of $0.9 million will be recognized over the vesting period of the awards. Based on the 2004 vesting, a pre-tax compensation charge of $0.2 million (approximately $0.1 net of tax) is reflected in warehousing, selling and administrative expenses.

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which was first issued in January 2003 and requires the consolidation of variable interest entities, as defined. For us, variable interest entities created after December 31, 2003, require application of the provisions of FIN 46 immediately. For all previously existing entities subject to FIN 46, application is required by the beginning of fiscal 2005. We are currently assessing the applicability and potential impact of FIN 46 on certain of our facility operating leases and other contractual relationships. If any of the entities related to these arrangements require consolidation under the provisions of FIN 46, the impact would be material to our financial position. For our interest in an entity that is subject to FIN 46 and that is created after December 31, 2003, we shall apply FIN 46 to that entity immediately. For our interest in an entity that is subject to FIN 46 and was created prior to December 31, 2003, we shall apply FIN 46 in fiscal 2005. Based on our preliminary assessment of FIN 46, we anticipate that it will not have a material effect on our financial condition, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 shall be applied prospectively, effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. We are currently assessing the impact that this standard would have on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 shall be applied prospectively, effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted. We have not entered into nonmonetary exchanges; accordingly, we anticipate that SFAS No. 153 will not have a material effect on our financial condition, results of operations or cash flows.

Sarbanes-Oxley Section 404 Compliance

We incur certain costs associated with being an SEC registrant because we registered debt securities in April 2004. We had previously expected to incur approximately $1.2 million during fiscal 2005 in direct and indirect costs associated with Sarbanes-Oxley Section 404 compliance, but on March 2, 2005, the SEC further extended the compliance dates for non-accelerated filers regarding amendments to the Commission’s rules under the Securities Exchange Act of 1934. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2006. This is a one-year extension from the previously established July 15, 2005 compliance date for non-accelerated filers. We are currently a non-accelerated filer because we do not have common equity securities registered with the SEC. We are currently evaluating the timing of documenting and/or implementing the additional processes and procedures necessary for Sarbanes-Oxley Section 404 compliance.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Broder Bros., Co. and Subsidiaries

The following Consolidated Financial Statements, and the related Notes thereto, of Broder Bros., Co. and subsidiaries and Report of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K.

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Broder Bros., Co. (the “Company”) is the issuer of $225.0 million aggregate principal amount of 11 1/4% Senior Notes due October 15, 2010. A total of $175.0 million aggregate principal amount of the Senior Notes (the “Initial Notes”) were the subject of an exchange offer that was registered with the Securities and Exchange Commission (“SEC”) (File No. 333-110029). On November 18, 2004, the Company entered into a purchase agreement (the “Purchase Agreement”) with an initial purchaser regarding the private placement of an additional $50.0 million aggregate principal amount of its 11 1/4% Senior Notes due 2010 (the “Notes”) to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. The Notes were issued at 103% of aggregate principal amount. The Notes are additional debt securities issued under an indenture dated September 22, 2003, under which the Company previously issued the Initial Notes.

In June 2003, the Company completed the purchase of T-Shirts & More, Inc. (“TSM”) through an asset purchase agreement, in September 2003, the Company acquired all of the outstanding capital stock of Alpha Shirt Holdings, Inc., pursuant to a stock purchase agreement entered into in July 2003, and the Company acquired all of the outstanding capital stock of NES Clothing Company, in August 2004. As used herein and except as the context otherwise may require, the “Company,” “we,” “us,” “our,” or “Broder” means, collectively, Broder Bros., Co. and all of its consolidated subsidiaries. For periods after the acquisition of Alpha Shirt Holdings, Inc. (see Note 4), “Alpha” refers to the former business operated by Alpha Shirt Holdings, Inc. and now operates as a division of Broder Bros., Co. and for periods after the acquisition of NES Clothing Company (see Note 4), “NES” refers to the former business operated by NES Clothing Company and now operates as a division of Broder Bros., Co.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Broder Bros., Co.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Broder Bros., Co. and its subsidiaries at December 25, 2004 and December 27, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/    PRICEWATERHOUSECOOPERS LLP

Philadelphia, Pennsylvania

March 25, 2005

Broder Bros., Co. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 25, 2004 and December 27, 2003

	2004	2003
	(dollars in thousands, except share amounts)
ASSETS
Current assets
Cash	$2,321	$3,175
Accounts receivable, net of allowance for doubtful accounts of $4,664 and $2,820, respectively	87,689	67,508
Finished goods inventory	174,789	131,585
Prepaid and other current assets	4,859	5,646
Deferred income taxes	8,809	10,374

Total current assets	278,467	218,288
Fixed assets, net	14,570	16,339
Goodwill	137,077	137,969
Other intangibles	83,409	85,174
Deferred financing fees, net	17,148	17,363
Deferred income taxes	6,004	3,519
Other assets	1,533	501

Total assets	$538,208	$479,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligations	$748	$1,424
Accounts payable	115,436	80,235
Accrued expenses	17,025	11,026
Accrued interest	4,958	6,085

Total current liabilities	138,167	98,770
Long-term debt and capital lease obligations, net of current portion	270,674	261,943
Deferred income taxes	42,079	41,162
Other long-term liabilities	8,929	11,670
Redeemable securities, net of employee note receivable	2,276	—

Total liabilities	462,125	413,545
Redeemable securities
Class A and L, Series 1 and 2 common stock, net of employee note receivable	—	718

Commitments and contingencies

Shareholders’ equity
Class L, Series 1 common stock; par value $0.01 per share; 2,000,000 shares authorized; 963,637 and 958,182 issued and outstanding (aggregate liquidation preference of $26,905 and $23,648)	10	10
Class L, Series 2 common stock; par value $0.01 per share; 2,000,000 shares authorized; 931,635 and 926,362 issued and outstanding (aggregate liquidation preference of $18,297 and $15,702)	10	9
Class L, Series 3 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,771,042 and 2,452,012 issued and outstanding (aggregate liquidation preference of $77,367 and $60,516)	28	25
Class L, Series 4 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,679,019 and 2,370,584 issued and outstanding (aggregate liquidation preference of $52,616 and $40,181)	27	24
Class A, common stock; par value $0.01 per share; 15,000,000 shares authorized; 9,695,252 and 9,640,373 issued and outstanding	96	96
Class B, common stock; par value $0.01 per share; 35,000,000 shares authorized; 28,572,519 and 25,282,963 issued and outstanding	286	253
Warrants—Class L, Series 3	1,471	1,292
Additional paid-in capital	119,792	107,840
Employee note receivable	—	(414)
Accumulated other comprehensive income	(111)	(244)
Accumulated deficit	(45,506)	(44,001)
Treasury Stock, 100,000 shares of Class A common stock, at cost	(20)	—

Total shareholders’ equity	76,083	64,890

Total liabilities and shareholders’ equity	$538,208	$479,153

The accompanying notes are an integral part of the consolidated financial statements.

Broder Bros., Co and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 25, 2004, December 27, 2003 and December 28, 2002

	2004	2003	2002
	(dollars in thousands)
Net sales	$877,373	$487,785	$429,694
Cost of sales	720,056	411,123	363,472

Gross profit	157,317	76,662	66,222
Warehousing, selling and administrative	127,702	73,619	56,406
Restructuring and asset impairment charges	3,528	9,073	—

Total operating expenses	131,230	82,692	56,406

Income (loss) from operations	26,087	(6,030)	9,816

Other (income) expense
Interest	30,001	15,569	9,416
Change in fair value of interest rate swaps	(1,660)	(1,253)	1,478
Amortization of FAS 133 transition adjustment	200	288	536
Loss on debt conversion	—	1,859	—
Gain on selling shareholder debt retirement	—	(1,591)	—
Other, net	400	(282)	(301)

Total other expense	28,941	14,590	11,129

Loss before income taxes	(2,854)	(20,620)	(1,313)
Income tax (benefit) provision	(1,349)	(8,164)	87

Net loss	$(1,505)	$(12,456)	$(1,400)

The accompanying notes are an integral part of the consolidated financial statements.

Broder Bros., Co. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 25, 2004, December 27, 2003 and December 28, 2002

	Common stock
	Shares (A)	Amount	Shares (L-1)	Amount	Shares (L-2)	Amount	Shares (L-3)	Amount	Shares (L-4)	Amount	Shares (B)	Amount
	(dollars in thousands, except for share amounts)
Balance, December 29, 2001	9,274,514	$93	921,818	$9	—	$—	—	$—	—	$—	—	$—
Sale of manufacturing division	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of FAS 133 transition adjustment net of taxes of $184	—	—	—	—	—	—	—	—	—	—	—	—
Interest on employee note receivable	—	—	—	—	—	—	—	—	—	—	—	—
Acquisition of redeemable common stock by investors	365,859	3	36,364	1	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance, December 28, 2002	9,640,373	96	958,182	10	—	—	—	—	—	—	—	—
Amortization of FAS 133 transition adjustment net of taxes of $96	—	—	—	—	—	—	—	—	—	—	—	—
Interest on employee note receivable	—	—	—	—	—	—	—	—	—	—	—	—
Equity value accreted on Class A and L, Series 1 and 2 redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of new Class L Series 2 Common Stock	—	—	—	—	926,362	9	—	—	—	—	—	—
Issuance of new Class L Series 3 Common Stock	—	—	—	—	—	—	2,452,012	25	—	—	—	—
Issuance of new Class L Series 4 Common Stock	—	—	—	—	—	—	—	—	2,370,584	24	—	—
Issuance of new Class B Common Stock	—	—	—	—	—	—	—	—	—	—	25,282,963	253
Issuance of Class L, Series 3 Warrants	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance, December 27, 2003	9,640,373	96	958,182	10	926,362	9	2,452,012	25	2,370,584	24	25,282,963	253
Amortization of FAS 133 transition adjustment net of taxes of $67	—	—	—	—	—	—	—	—	—	—	—	—
Reclassification of employee note receivable to redeemable securities	—	—	—	—	—	—	—	—	—	—	—	—
Interest on employee note receivable	—	—	—	—	—	—	—	—	—	—	—	—
Redemption of redeemable securities	54,879	—	5,455	—	5,273	1	—	—	—	—	—	—
Issuance of Common Stock	—	—	—	—	—	—	319,030	3	308,435	3	3,289,556	33
Issuance of Class L, Series 3 Warrants	—	—	—	—	—	—	—	—	—	—	—	—
Note receivable forgiven in exchange for treasury shares	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance, December 25, 2004	9,695,252	$96	963,637	$10	931,635	$10	2,771,042	$28	2,679,019	$27	28,572,519	$286

	Warrants	Additional paid-in- capital	Employee note receivable	Accumulated other comprehensive income	Accumulated deficit	Treasury stock		Total	Comprehensive income (loss)
						Shares	Amount
	(dollars in thousands, except for share amounts)
Balance, December 29, 2001	$—	$18,705	$(386)	$(788)	$(30,002)	—	$—	$(12,369)	$495

Sale of manufacturing division	—	—	—	—	(143)	—	—	(143)	$(143)
Amortization of FAS 133 transition adjustment net of taxes of $184	—	—	—	352	—	—	—	352	352
Interest on employee note receivable	—	—	(11)	—	—	—	—	(11)	—
Acquisition of redeemable common stock by investors	—	641	—	—	—	—	—	645	—
Net loss	—	—	—	—	(1,400)	—	—	(1,400)	(1,400)

Balance, December 28, 2002	—	19,346	(397)	(436)	(31,545)	—	—	(12,926)	$(1,191)

Amortization of FAS 133 transition adjustment net of taxes of $96	—	—	—	192	—	—	—	192	$192
Interest on employee note receivable	—	—	(17)	—	—	—	—	(17)	—
Equity value accreted on Class A and L, Series 1 and 2 redeemable common stock	—	(55)	—	—	—	—	—	(55)	—
Issuance of new Class L Series 2 Common Stock	—	14,454	—	—	—	—	—	14,463	—
Issuance of new Class L Series 3 Common Stock	—	38,437	—	—	—	—	—	38,462	—
Issuance of new Class L Series 4 Common Stock	—	32,307	—	—	—	—	—	32,331	—
Issuance of new Class B Common Stock	—	4,643	—	—	—	—	—	4,896	—
Issuance of Class L, Series 3 Warrants	1,292	(1,292)	—	—	—	—	—	—	—
Net loss	—	—	—	—	(12,456)	—	—	(12,456)	(13,239)

Balance, December 27, 2003	1,292	107,840	(414)	(244)	(44,001)	—	—	64,890	$(13,047)

Amortization of FAS 133 transition adjustment net of taxes of $67	—	—	—	133	—	—	—	133	$133
Reclassification of employee note receivable to redeemable securities	—	—	409	—	—	—	—	409	—
Interest on employee note receivable	—	—	5	—	—	—	—	5	—
Redemption of redeemable securities	—	254	—	—	—	—	—	255	—
Issuance of Common Stock	—	11,546	—	—	—	—	—	11,585	—
Issuance of Class L, Series 3 Warrants	179	—	—	—	—	—	—	179	—
Note receivable forgiven in exchange for treasury shares	—	—	—	—	—	100,000	(20)	(20)	—
Stock-based compensation expense	—	152	—	—	—	—	—	152	—
Net loss	—	—	—	—	(1,505)	—	—	(1,505)	(1,505)

Balance, December 25, 2004	$1,471	$119,792	$—	$(111)	$(45,506)	100,000	$(20)	$76,083	$(1,372)

The accompanying notes are an integral part of the consolidated financial statements.

Broder Bros., Co. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 25, 2004, December 27, 2003 and December 28, 2002

	2004	2003	2002
	(dollars in thousands)
Cash flows from operating activities
Net loss	$(1,505)	$(12,456)	$(1,400)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	6,007	4,657	3,678
Amortization	16,554	6,460	4,569
Provision for losses on accounts receivable	895	153	(197)
Deferred income taxes	(6,400)	(7,759)	(268)
Amortization of FAS 133 transition adjustment	133	192	352
Stock-based compensation	152	—	—
Change in fair value of interest rate swaps	(1,660)	(1,253)	1,478
Payable-in-kind interest expense	—	679	1,395
Loss on debt conversion, net	185	268	—
Asset impairment charges	833	948	—
Changes in operating accounts, net of assets acquired
Accounts receivable	(5,449)	5,592	(1,309)
Finished goods inventory	(18,656)	16,201	(6,590)
Deferred income taxes	1,565	(8,174)	—
Prepaid and other current assets	837	(756)	638
Accounts payable	8,164	(24,981)	(873)
Accrued liabilities and other	3,727	16,313	(1,610)

Net cash provided by (used in) operating activities	5,382	(3,916)	(137)

Cash flows from investing activities
Acquisition of fixed assets	(4,198)	(2,021)	(4,269)
Acquisition of NES Clothing Co.	(31,725)	—	—
Acquisition of Alpha Shirt Co.	1,230	(247,789)	—
Acquisition of T-Shirts & More	—	(2,598)	—
Sale of Full Line Manufacturing	—	—	6,401

Net cash provided by (used in) investing activities	(34,693)	(252,408)	2,132

Cash flows from financing activities
Borrowings on revolving credit agreement	430,769	435,600	157,900
Repayments on revolving credit agreement	(472,669)	(416,900)	(163,500)
Payments of principal on senior subordinated debt	—	(4,429)	—
Payments of Kay’s seller note	(150)	—	—
Issuance of common stock	13,255	75,689	—
Borrowings under debenture	51,500	175,000	—
Payment of financing fees	(2,825)	(17,372)	—
Payments of principal on capital lease obligations	(1,364)	(1,369)	(924)
Proceeds from payment of employee note receivable	715	—	—
Payments of deferred compensation arrangement	(939)	—	—
Change in book overdraft	10,165	10,657	3,050

Net cash provided by (used in) financing activities	28,457	256,876	(3,474)

Net increase (decrease) in cash	(854)	552	(1,479)
Cash at beginning of year	3,175	2,623	4,102

Cash at end of year	$2,321	$3,175	$2,623

Supplemental disclosure of cash flow information
Interest paid	$26,365	$9,676	$6,613

Taxes paid	$505	$505	$254

Assets acquired as a result of capital lease obligations	$—	$1,767	$703

The accompanying notes are an integral part of the consolidated financial statements.

Broder Bros., Co. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

Broder Bros., Co. and subsidiaries (the “Company”) is a national wholesale distributor of imprintable sportswear and related products which include undecorated or “blank” T-shirts, sweatshirts, polo shirts, fleece, caps, bags and other imprintable accessories that are decorated primarily for advertising and promotional purposes. Products are sold to screen printers, embroiderers and advertising specialty companies through seventeen distribution centers strategically located throughout the United States. These customers decorate the Company’s products with corporate logos, brands and other promotional images, then sell the imprinted sportswear and accessories to a highly diversified range of end-customers, including Fortune 1000 companies, sporting venues, concert promoters, athletic leagues, educational institutions and travel resorts.

In August 2001, the Company acquired 100% of the common stock of Full Line Distributors, Inc. (“Full Line”). In December 2001, the Company acquired Gulf Coast Sportswear (“Gulf Coast”) through an asset purchase agreement. In June 2003, the Company completed the purchase of T-Shirts & More, Inc. (“TSM”) through an asset purchase agreement, and in September 2003, the Company acquired all of the outstanding capital stock of Alpha Shirt Holdings, Inc. (“Alpha”), pursuant to a stock purchase agreement entered into in July 2003. In August 2004, the Company acquired all of the shares of beneficial interest of NES, a leading distributor of imprintable sportswear in New England. Immediately after consummation of the acquisitions, Alpha and its subsidiaries and NES and its subsidiary were merged with and into Broder Bros., Co., except for ASHI, Inc., which became a direct, wholly owned non-operating subsidiary of the Company until it also was subsequently merged with and into Broder Bros., Co.

The Company operates on a 52/53-week year basis with the year ending on the last Saturday of December. The years ended December 25, 2004, December 27, 2003 and December 28, 2002 each consisted of 52 weeks. Fiscal periods are identified according to the calendar period that they most accurately represent. For example, the year ended December 25, 2004 is referred to herein as “fiscal 2004,” “fiscal year 2004” or “fiscal year ended December 31, 2004.”

2. Summary of Significant Accounting Policies

Cash

The Company considers all highly-liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Accounts receivable

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments, which is included in bad debt expense. The Company determines the adequacy of this allowance by regularly reviewing its accounts receivable aging and evaluating individual customer receivables, considering customers’ financial condition, credit history and current economic conditions.

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out method. Inventory consists of finished goods held for sale. The Company’s reported inventory cost consists of the cost of product, net of vendor incentives related to unsold inventory, and certain costs incurred to bring inventory to its existing condition or location, including freight-in, purchasing, receiving, inspection and other material handling costs. The Company maintains an allowance for potential losses on the disposal of its discontinued and slow moving inventory. Amounts due to the Company related to vendor incentives are recorded as reductions to vendor payables.

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

Fixed assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method based upon estimated useful lives. Improvements are capitalized and depreciated over the estimated useful life of the asset. Repair and maintenance costs are charged to expense as incurred. When property is retired or otherwise disposed of, the cost of the property and the related accumulated depreciation are removed from the accounts, and any resulting gains or losses are reflected as a component of operating income.

Long-lived asset impairments

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). As a result, the carrying values of long-lived assets are evaluated whenever changes in circumstances indicate the carrying amounts of such assets may not be recoverable. In performing such reviews for recoverability, the Company compares the expected cash flows to the carrying values of long-lived assets. If the expected future cash flows are less than the carrying amounts of such assets, the Company recognizes an impairment loss for the difference between the carrying amount and its estimated fair value. Fair value is estimated using expected discounted future cash flows.

Revenue recognition

Revenue is recognized when title and risk of loss is transferred to the customer. Revenue includes selling price of the product and all shipping and handling costs paid by the customer. Under certain circumstances, customers may submit a claim for damaged or shorted shipments. Based on historical experience, the Company establishes a reserve for potential returns at the time of sale. Revenue is further reduced at the time of sale for estimated customer-related incentives. These incentives primarily consist of volume and growth rebates.

Internal use software costs

The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. These costs are being amortized over a period of three years. The Company capitalized approximately $0.3 million and $0.7 million of purchased or developed computer software for the years ended December 31, 2004 and 2003, respectively. No internal use software was acquired in connection with the NES acquisition in August 2004. In connection with the Alpha acquisition in September 2003, the Company acquired internal use software with a fair value of approximately $0.7 million. The unamortized computer software costs were approximately $1.9 million and $2.9 million at December 31, 2004 and 2003, respectively. The amounts charged to depreciation expense for the amortization of software costs were approximately $1.3 million, $1.7 million and $1.3 million in fiscal 2004, 2003 and 2002, respectively.

Catalog costs

Catalog costs, consisting primarily of the Company’s annual production for its catalogs, printing, and postage costs, are capitalized and amortized over the expected life of the catalog, not to exceed twelve months for the subsequent year. At December 31, 2004 and 2003, approximately $3.6 million and $3.8 million, respectively, of prepaid catalog costs were reported as other current assets. Total catalog expense, net of expected vendor co-op advertising allowances earned and reimbursements by customers for catalogs purchased, was approximately $2.3 million, $2.2 million and $0.5 million in fiscal 2004, 2003 and 2002, respectively. The Company periodically advertises through means other than its catalog and these costs are expensed as incurred. Other advertising expense was approximately $1.4 million, $0.4 million and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Goodwill and other intangibles

Effective December 31, 2001, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). As a result, the Company ceased the amortization of goodwill and performed a goodwill impairment evaluation upon adoption as of each fiscal year end using discounted expected future cash flows. The Company will continue to perform impairment evaluations for goodwill and indefinite-lived intangible assets at least annually in the fourth quarter, or upon a triggering event, using discounted expected future cash flows in accordance with SFAS No. 142.

The gross carrying amounts and accumulated amortization for the Company’s goodwill and intangible assets at December 31, 2004 and 2003 are summarized below:

	Amortizable Life	December 31, 2004		December 31, 2003
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Goodwill	N/A	$137,077	$—	$137,969	$—
Trademarks / Trade names—Indefinite life	N/A	35,600	—	35,600	—
Trademark/Trade names—Defined life	3 to 5 years	8,500	(1,584)	4,500	(240)
Customer Relationships	2 to 8 years	60,680	(20,620)	53,100	(8,719)
Other	3 to 5 years	1,496	(663)	1,297	(364)

		$243,353	$(22,867)	$232,466	$(9,323)

Changes to goodwill from December 31, 2003 through December 31, 2004 were the result of a decrease of approximately $0.9 million resulting from the final allocation of the Alpha purchase price recorded in 2004 which resulted in a credit to goodwill, and primarily related to adjustments to deferred taxes upon filing final Alpha tax returns. Substantially all goodwill is currently not deductible for income tax purposes.

The Company had approximately $6.9 million and $4.3 million of net trademarks and trade name intangible assets with defined lives as of December 31, 2004 and 2003, respectively. These assets were the result of the Alpha acquisition in September 2003 and the NES acquisition in August 2004. Trademarks and trade name intangible assets with defined lives are being amortized on a straight-line basis over a period of three to five years. Amortization expense was approximately $1.3 million and $0.2 million for the years ended December 31, 2004 and 2003, respectively.

The Company had approximately $40.1 million and $44.4 million of net customer relationship intangible assets at December 31, 2004 and 2003, respectively. Customer relationship intangibles are being amortized over the estimated useful lives on a basis proportionate to the discounted expected future cash flows underlying the initial valuation of the intangible. The gross carrying value of the customer relationship intangible assets were $60.7 million at December 31, 2004 and $53.1 million at December 31, 2003.

In addition, the Company had other intangible assets of approximately $0.8 million and $0.9 million at December 31, 2004 and 2003, respectively. These intangible assets consist primarily of supply agreement intangible assets resulting from the Full Line and Alpha acquisitions and are being amortized on a straight-line basis over the average life of the asset. The gross carrying value of other intangibles were approximately $1.5 million and $1.3 million at December 31, 2004 and 2003, respectively.

Amortization expense for intangible assets other than goodwill approximated $13.5 million, $5.7 million and $3.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Estimated amortization expense for the next five fiscal years beginning December 31, 2004 is expected to be approximately $13.0 million, $11.0 million, $8.7 million, $6.2 million and $4.2 million, respectively.

Derivative accounting

Effective December 31, 2000, the Company accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Under SFAS No. 133, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying and designated by management as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. The Company has elected not to apply hedge accounting to its outstanding interest rate swaps, as described in Note 5.

Stock options

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for its employee stock options. Accordingly, no compensation expense has been recognized in its financial statements because the exercise price of the employee stock options is equal to or greater than the market price of its common stock on the date of grant. The Company, however, uses the minimum value method of measuring stock options for pro forma disclosure purposes under SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). As permitted by SFAS No. 123, compensation cost for stock options is recognized in income based on the excess, if any, of the fair market value of the stock at the date of grant over the amount an employee must pay to acquire the stock. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123. See also “New Accounting Pronouncements” below for discussion of SFAS No. 123 (revised 2004) “Share–Based Payment” (“SFAS No. 123R”) issued in December 2004.

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Year Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Net loss, as reported	$(1,505)	$(12,456)	$(1,400)
Pro forma SFAS No. 123 expense (net of tax)	(475)	(20)	(16)

Pro forma net loss	$(1,980)	$(12,476)	$(1,416)

During the fourth quarter of 2004, stock options were granted with strike prices below the fair market value of the stock at the date of grant. Related to this grant, a total pre-tax compensation charge of $0.9 million will be recognized over the vesting period of the awards. The above pro forma results are net of a charge of $0.2 million (approximately $0.1 million net of tax) reflected in the actual reported results.

Financial instruments disclosure

Cash, accounts receivable net, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The fair value of the Company’s long-term debt is estimated to approximate carrying value based on the variable nature of the interest rates and current market rates available to the Company. The Company believes the fair value of the senior notes approximated $235.1 million and $172.4 million at December 31, 2004 and 2003, respectively, based on quoted market values of the instruments. Included in the accounts payable balance at December 31, 2004 and 2003 were outstanding checks of approximately $41.1 million and $30.8 million, respectively.

Co-op marketing and advertising allowances

The Company records co-op marketing and advertising allowances received from vendors as a reduction of directly corresponding costs incurred within warehousing, selling and administrative expenses. Such amounts netted against warehousing, selling and administrative expenses were approximately $6.4 million, $3.1 million and $2.9 million for fiscal 2004, 2003 and 2002, respectively.

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities reported in its consolidated financial statements and accompanying notes. These assumptions also affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

New accounting pronouncements

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which was first issued in January 2003 and requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003 must be consolidated effective December 31, 2003. Disclosures are required currently if the Company expects to consolidate any variable interest entities. Based on the Company’s preliminary assessment of FIN 46, it expects that FIN 46 will not have a material effect on its financial condition, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 shall be applied prospectively, effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. The Company is currently assessing the impact that this standard would have on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 shall be applied prospectively, effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted. The Company has not entered into nonmonetary exchanges; accordingly, it expects that SFAS No. 153 will not have a material effect on its financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R. SFAS No. 123R is a revision of SFAS No. 123, and its related implementation guidance. The effective date of the standard for the Company is for periods beginning after December 15, 2005. The Company expects to adopt SFAS No. 123R earlier than the required effective date. Upon adoption of SFAS No. 123R, the Company will be required to record compensation expense on stock options granted to employees. The Company expects to apply the permitted prospective transition method, whereby the Company will continue to account for any portion of awards outstanding at the date of transition using the accounting principles originally applied to those awards. Accordingly, the Company expects the impact from the adoption of SFAS No. 123R will not be material to the consolidated financial statements with respect to awards outstanding as of the date of transition. New stock option awards will be accounted for prospectively using the provisions of SFAS No. 123R; the impact on consolidated financial statements will depend upon the characteristics of such future awards, and may be material.

Reclassifications

Certain amounts reported in the prior-year financial statements and notes thereto have been reclassified to conform with 2004 classifications.

3. Shareholders’ Equity

In September 2003, the Company issued new equity to Bain Capital and related investors with proceeds aggregating $76.0 million, less related fees and expenses of approximately $0.3 million. The $76.0 million of new equity was comprised of:

•	25,282,963 shares of Class B common stock with a par value of $0.01 per share. These shares are non-voting, but are otherwise identical to the existing shares of Class A common stock.

•	2,452,012 shares of Class L, Series 3 common stock with a par value of $0.01 per share. These shares are non-voting and have a liquidation preference over the Class A and B common stock. The liquidation preference per share is calculated as $23.90 plus an amount accumulating from the date of issuance at a rate of 12.5% per annum, and compounding quarterly, on the outstanding accumulated preference. In addition, the Class L, Series 3 shareholders were also issued warrants for the purchase of 272,445 shares of Class L, Series 3 common stock at an exercise price of $15.75 per share. The Class L, Series 3 warrants expire on September 22, 2013 and were valued at approximately $1.3 million in the accompanying financial statements.

•	2,370,584 shares of Class L, Series 4 common stock with a par value of $0.01 per share. These shares are non-voting and have a liquidation preference over the Class A and B common stock. The liquidation preference per share is calculated at $16.32 plus an amount accumulating from the date of issuance at a rate of 15.0% per annum, and compounding quarterly.

On August 31, 2004, in connection with the acquisition of NES (see Note 4), the Company issued new equity to Bain Capital and related investors with proceeds aggregating approximately $12.4 million, less related fees and expenses of approximately $0.4 million. The $12.4 million in new equity was comprised of:

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

•	328,554 shares of Class L, Series 4 common stock with a par value of $0.01 per share. These shares are non-voting and have a liquidation preference over the Class A and B common stock. The liquidation preference per share is calculated at $18.75 plus an amount accumulating from the date of issuance at a rate of 15.0% per annum, and compounding quarterly.

On September 17, 2004, the Company issued new equity to certain executive officers of the Company with proceeds aggregating approximately $0.8 million. The new equity was comprised of:

•	238,597 shares of Class B common stock with a par value of $0.01 per share. These shares are non-voting, but are otherwise identical to the existing shares of Class A common stock.

•	23,140 shares of Class L, Series 3 common stock with a par value of $0.01 per share. These shares are non-voting and have a liquidation preference over the Class A and B common stock. The liquidation preference per share is calculated as $27.00 plus an amount accumulating from the date of issuance at a rate of 12.5% per annum, and compounding quarterly, on the outstanding accumulated preference. In addition, the Class L, Series 3 shareholders were also issued warrants for the purchase of 2,571 shares of Class L, Series 3 common stock at an exercise price of $15.75 per share which expire on September 22, 2013. The Class L, Series 3 warrants were estimated to be valued at approximately $12,000 in the accompanying financial statements.

•	22,371 shares of Class L, Series 4 common stock with a par value of $0.01 per share. These shares are non-voting and have a liquidation preference over the Class A and B common stock. The liquidation preference per share is calculated at $18.88 plus an amount accumulating from the date of issuance at a rate of 15.0% per annum, and compounding quarterly.

Effective May 3, 2000, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with BB Merger Corp., a transitory Delaware merger corporation formed by Bain Capital, Inc., resulting in a recapitalization of the Company and ensuing change in ownership (the “Recapitalization”). Pursuant to the Merger Agreement, on May 3, 2000, BB Merger Corp. was merged into the Company, with the Company being the surviving corporation. In connection with the Recapitalization, the former shareholders of the Company converted a significant portion of their prior Class A and Class B common stock into a right to receive specified payments, while simultaneously, certain equity investors, including affiliates of Bain Capital, Inc. and executives of the Company acquired an approximate 86% economic equity stake in the Company. The remaining 14% was owned by former controlling shareholders of the Company.

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

4. Acquisitions

In accordance with SFAS No. 141, “Business Combinations,” the purchase price paid in each of the following acquisitions has been allocated to the assets acquired and liabilities assumed.

In June 2003, the Company acquired substantially all of the assets of TSM, a regional sportswear distributor with one location in Louisville, Kentucky. In September 2003, the Company acquired all of the outstanding capital stock of Alpha, a national sportswear and accessories distributor with five locations located throughout the United States. In August 2004, the Company acquired all of the shares of beneficial interest of NES, a leading distributor of imprintable sportswear in New England.

The primary benefit inherent in the TSM acquisition was in the form of operating synergies expected to result from the elimination of duplicative infrastructure, job functions, and selling, general and administrative costs. Accordingly, the excess purchase price paid for TSM over the fair value of tangible assets acquired and liabilities assumed was allocated to goodwill.

The acquisition of Alpha brought the Company greater scale, broader product offering, extended national presence and differentiated customer selling support. The purchase price allocation for the acquisition of Alpha was performed with the assistance of an independent appraisal firm to determine valuations of certain tangible and identifiable intangible assets.

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

The following table represents the final allocation of the purchase price to assets acquired and liabilities assumed for all acquisitions. The final allocation of Alpha purchase price was recorded in 2004 and resulted in a credit to goodwill of $1.4 million, and primarily related to adjustments to deferred taxes upon filing final Alpha tax returns.

	TSM	Alpha	NES
	(dollars in thousands)
Accounts receivable	$768	$49,313	$15,627
Inventory	1,961	53,508	24,548
Other assets	138	4,592	1,263
Fixed assets	48	7,611	873
Customer relationships	—	47,600	7,580
Trademarks and trade names	—	40,100	4,000
Other intangible assets	—	733	—
Goodwill	2,378	125,804	—
Accounts payable and other liabilities	(2,695)	(42,032)	(18,086)
Long-term debt	—	(150)	—
Deferred taxes, net	—	(40,520)	(4,080)

Purchase Price	$2,598	$246,559	$31,725

The unaudited pro forma financial information presented below gives effect to the TSM, Alpha and NES acquisitions as if they occurred at the beginning of each period presented. The information presented below is for illustrative purposes only and is not indicative of results which would have been achieved or may be achieved in the future.

	Years Ended December 31,
	2004	2003
	(dollars in thousands)
Net sales	$967,223	$921,780
Gross profit	173,683	155,589
Income from operations	29,495	10,452

Net loss	$(1,554)	$(13,400)

The results of operations for each acquisition have been included in the consolidated financial statements since the date of acquisition.

5. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following:

	December 31, 2004	December 31, 2003
	(dollars in thousands)
Revolving credit facility	$44,000	$85,900
Senior notes	225,000	175,000
Unamortized debt premium	1,469	—
Kay’s seller note	—	150
Capital lease obligations	953	2,317

	271,422	263,367
Less: current portion	748	1,424

Total long-term debt and capital lease obligations, excluding current portion	$270,674	$261,943

Principal payments on the revolving credit facility, senior notes and capital lease obligations for the next five years are as follows:

(dollars in thousands)
2005	$ 748
2006	205
2007	—
2008	44,000
2009	—
Thereafter	225,000

Revolving Credit Facility

In connection with the Alpha acquisition, the Company retired its existing revolving credit facility and entered into an amended revolving credit facility. The amended revolving credit facility is available until September 2008 and provides for aggregate borrowings of up to $175.0 million, subject to borrowing base limitations. The amended revolving credit facility is secured by first priority pledges of all the equity interests owned by the Company in its domestic subsidiaries and 66% of all equity interests in any future foreign subsidiaries. The amended revolving credit facility is also secured by first priority interests in, and mortgages on, substantially all tangible and intangible assets of the Company and each of its direct and indirect domestic subsidiaries. Availability under the amended revolving credit facility is based on a borrowing base calculated using advance rates applied to eligible accounts receivable and eligible inventory. The revolving credit facility contains both affirmative and negative covenants which, among other things, may require the Company to meet certain financial tests (including a minimum interest coverage ratio and minimum levels of EBITDA, as defined in the credit facility), and places limits upon capital expenditures, disposals of assets, mergers and acquisitions, further indebtedness, transactions with affiliates and other customary restrictions. The occurrence of certain of these events may accelerate required repayment. As of December 31, 2004, the Company was in compliance with all covenants.

The revolver agreement provides for interest based upon a fixed spread above the bank’s prime lending rate, or other rate options which are periodically fixed at a spread over the bank’s LIBOR lending rate. In addition, an unused credit facility fee ranging from 0.375% to 0.5% is charged quarterly on the average daily unused portion of the facility. The unused credit facility fees amounted to approximately $0.3 million for fiscal 2004 and approximately $0.1 million for the period from September 22, 2003 through December 31, 2003. The effective interest rate at December 31, 2004 was 6.2% and the 2004 weighted average interest rate on the amended revolving credit facility was 3.9%. As of December 31, 2004, outstanding borrowings on the revolving credit facility were $44.0 million, which left $105.1 million of available borrowing base capacity. The effective interest rate at December 31, 2003 was 5.7% and the 2003 weighted average interest rate on the amended revolving credit facility was 5.2%. As of December 31, 2003, outstanding borrowings on the revolving credit facility were $85.9 million, which left $37.7 million of available borrowing base capacity.

Deferred financing fees related to the revolving credit facility of $7.1 million are being amortized on a straight-line basis over the life of the facility.

The revolving credit facility also contains a provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the revolving credit agreement of $175.0 million. As of December 31, 2004, the Company had approximately $11.5 million of outstanding letters of credit related to commitments for the purchase of inventory.

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

Subordinated Debt —Selling Shareholder

On September 22, 2003, in connection with the Alpha acquisition, the Company repaid all of the outstanding subordinated debt—selling shareholder (approximately $6.1 million carrying value at time of repayment) for $4.5 million, recognizing a gain of approximately $1.6 million.

Senior Notes

On November 18, 2004, the Company entered into a purchase agreement (the “Purchase Agreement”) with an initial purchaser regarding the private placement of $50.0 million aggregate principal amount of its 11 1/4% Senior Notes due 2010 (the “Notes”) to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. The Notes were issued at 103% of aggregate principal amount. On November 23, 2004, the Company issued the Notes and received net proceeds of approximately $49.0 million, after deducting the discount to the initial purchaser and estimated fees and expenses related to the offering. The Company used such net proceeds to repay a portion of the outstanding borrowings under its revolving credit facility.

The Notes are general unsecured senior obligations of the Company and are guaranteed by the Company’s two domestic subsidiaries. Interest is payable on April 15 and October 15 of each year beginning April 15, 2005 until the maturity date of October 15, 2010. The Company may redeem up to 35% of the Notes before October 15, 2006, using the proceeds of certain equity offerings. The Company is required to repurchase the Notes if it sells all or substantially all of its assets or experiences specific kinds of changes in control.

The Notes are additional debt securities issued under an indenture dated September 22, 2003 (the “Indenture”), between the Company, the Guarantors named therein and Wachovia Bank, National Association, as Trustee, under which the Company previously issued $175.0 million aggregate principal amount of 11 1/4% Senior Notes due 2010 (the “Initial Notes”).

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

Interest Rate Swaps

As a condition of its Revolving Credit Facility, the Company was required to enter into interest rate protection agreements (“swaps”). The Company does not use derivatives for speculative purposes.

The Company had outstanding interest rate swap agreements with a commercial bank as follows:

	Notional Amounts
	December 31, 2004	December 31, 2003
	(dollars in thousands)
Maturity—May 2005	$20,000	$20,000
Maturity—October 2008	10,000	10,000

	$30,000	$30,000

The Company is exposed to credit loss in the event of nonperformance by the counter party. The Company does not anticipate nonperformance to be likely. The Company has elected to not apply hedge accounting for these swap agreements. The fair value of these interest rate swaps approximated $(1.6) million and $(3.2) million at December 31, 2004 and 2003, respectively. These decreases in negative value during fiscal 2004, 2003 and 2002 have been recognized in earnings. In addition, approximately $0.1 million, $0.2 million and $0.4 million, net of tax, of the initial transition adjustment was reclassified to earnings during the years ended December 31, 2004, 2003 and 2002, respectively. The Company expects to reclassify approximately $0.1 million, net of tax, during the next 12 months. The swaps are classified on the consolidated balance sheets based on the expected timing of the cash flows related to the swaps. Approximately $0.4 million of the swap liability was classified as accrued expenses at December 31, 2004 and the remaining $1.2 million was classified as other long-term liabilities at December 31, 2004. The swaps were classified as other long-term liabilities at December 31, 2003.

Redeemable Securities

Certain key executives of the Company hold common shares that may be put to the Company at their then fair market value if the executive terminates for any reason other than for cause or without good reason. As of December 31, 2004, the recorded value of the redeemable securities is net of the related executive note receivable outstanding of approximately $0.4 million. As of December 31, 2003, the recorded value of the redeemable securities was $1.4 million, net of the related executive note receivable outstanding of approximately $0.7 million. As of December 31, 2002 the common shares were carried at their fair market value as of the original grant date, as redemption was considered to be uncertain for the majority of executives holding shares in the Company. Effective September 22, 2003, one executive experienced a triggering event which may result in the exercise of the put feature of the related common shares. As a result, the common shares owned by that executive were re-valued as of September 27, 2003 and the related accretion was recorded resulting in an adjustment to additional paid-in capital of $55,000 during the year ended December 31, 2003. Redemption is considered to be uncertain for all other executives as of December 31, 2003 based on the fact that a triggering event has not occurred leading to an executive’s termination for any other reason than for cause or without good reason.

During 2004, Bain Capital redeemed this executive’s shares at fair market value for approximately $0.3 million, which resulted in an increase to additional paid-in-capital. In addition, Bain Capital sold shares of its common stock to certain executives at their fair market value. These shares may be put to the Company at their fair market value if the executive terminates for any reason other than for cause or without good reason and are recorded as other long-term liabilities on the consolidated balance sheet at December 31, 2004 in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Redemption was considered to be uncertain for all executives as of December 31, 2004 based on the fact that a triggering event has not occurred leading to an executive’s termination for any other reason than for cause or without good reason.

These shares, net of the related note receivable, have been recorded on the consolidated balance sheets at each of the following dates:

	Number of Shares	Common Stock at Par Value	Additional Paid-in Capital	Liquidated Preference
	(dollars in thousands)
December 31, 2004
Class A	515,859	$5.2	$95	$—
Class B	453,169	4.5	92	—
Class L, Series 1	36,363	0.4	572	1,015.3
Class L, Series 2	35,156	0.4	553	690.5
Class L, Series 3	43,950	0.4	757	1,227.1
Class L, Series 4	42,490	0.4	636	834.5
December 31, 2003
Class A	670,738	$6.7	$124	—
Class L, Series 1	41,818	0.4	658	1,032.1
Class L, Series 2	40,429	0.4	636	685.3

6. Fixed Assets

Property and equipment (and the estimated useful lives of the related assets) consisted of the following:

	December 31, 2004	December 31, 2003
	(dollars in thousands)
Leasehold improvements (10 years)	$3,522	$3,113
Machinery and equipment (5–7 years)	14,081	13,021
Furniture and fixtures (7 years)	6,054	5,901
Computers and software (3–5 years)	21,331	20,730
Vehicles (5 years)	72	71
Construction in process	113	—

	45,173	42,836
Less: accumulated depreciation	30,603	26,497

Fixed assets, net	$14,570	$16,339

Depreciation expense was approximately $6.0 million, $4.7 million and $3.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

7. Leases

Capital leases

As of December 31, 2004, capital lease obligations included in long-term debt are as follows:

(dollars in thousands)
Payable in:
2005	$748
2006	279

Total minimum capital lease payments	1,027
Less—imputed interest	74

Present value of net minimum capital lease payments	$953

The net book value of property and equipment recorded under capital leases as of December 31, 2004 and 2003 was approximately $0.9 million and $1.8 million, respectively, representing certain equipment and software. Accumulated depreciation of the property and equipment recorded under capital leases was approximately $0.9 million and $0.7 million as of December 31, 2004 and 2003, respectively. Depreciation expense on the outstanding obligations under the capital leases was approximately $0.1 million, $0.2 million and $0.2 million in fiscal 2004, 2003 and 2002, respectively.

Operating leases

The Company leases facilities and equipment pursuant to operating leases expiring at various times over the next eleven years. Total rent expense incurred under the leases was approximately $8.8 million, $5.0 million and $4.9 million in fiscal 2004, 2003 and 2002, respectively. The Company has certain operating lease agreements which contain provisions for scheduled rent increases. Rent expense for these agreements is recognized on a straight-line basis over the minimum lease term.

The future minimum operating lease payments for noncancelable operating leases are as follows:

(dollars in thousands)
Payable in:
2005	$10,943
2006	11,569
2007	10,034
2008	9,278
2009	8,000
Thereafter	30,801

Total future minimum operating lease payments	$80,625

8. Related Party Transactions

In May 2000, the Company entered into an Advisory Services Agreement with Bain Capital, Inc. pursuant to the Merger Agreement and Recapitalization of the Company. The Advisory Services Agreement required the Company to pay a quarterly advisory fee of approximately $0.2 million for a ten year period. In an event of a change of control or Initial Public Offering prior to the ten year period, Bain Capital would have received a lump sum payment equivalent to three years of advisory fees. The agreement also required the Company to pay investment banking fees in the amount of 1% of certain prescribed transactions, part of which could have been used to offset the quarterly advisory fee otherwise due. No payments were made for investment banking services in fiscal 2003 and 2002, and advisory service payments were approximately $0.6 million in each year.

In connection with the acquisition of Alpha in September 2003, the Advisory Services Agreement was cancelled and replaced by a discretionary, contingency-based agreement, subject to certain limitations set forth therein. Under the amended and restated Advisory Services Agreement, for the first two full fiscal years following the acquisition and related equity investment by Bain Capital, Bain Capital may be paid a management fee for strategic, financial and other advisory services up to an annual maximum of $1.5 million at the discretion of the Company’s board of directors. The amended and restated Advisory Services Agreement states that in the event Bain Capital were to receive a fee for fiscal 2004, Bain Capital would also receive a pro rata portion of such fee for the period from the closing of the acquisition through December 31, 2003. For purposes of calculating whether the payment of a management fee was permitted in fiscal 2004, EBITDA in fiscal 2004 was adjusted for certain cost savings set forth in the agreement that were expected to be achieved in the next twelve months, without duplication of such cost savings actually realized through fiscal year 2004, as reviewed and approved by the Company’s board of directors in their reasonable discretion. In fiscal January 2005, the Company paid a management fee of approximately $1.9 million to Bain Capital which was reported in accrued expenses at December 31, 2004. For each full fiscal year beginning in fiscal 2006, Bain Capital may be paid a fee up to an annual maximum of $3.0 million at the discretion of the Company’s board of directors. Before any such management fees may be paid, EBITDA, as defined in the amended and restated Advisory Services Agreement, after giving effect to payment of the management fee, must be greater than $52.0 million in order for Bain Capital to earn a fee. Except as described in this paragraph, the new Advisory Services Agreement is substantially identical to the prior advisory services agreement. The Company believes that the terms of such advisory services agreement with Bain Capital are no less favorable than those that could have been obtained pursuant to a similar agreement with an unrelated third party.

Bain Capital was paid fees of approximately $4.5 million upon completion of the Alpha acquisition in September 2003, approximately $0.4 million upon the completion of the NES acquisition in August 2004, and $0.5 million upon completion of the private placement of $50.0 million aggregate principal amount of the Company’s 11 1/4% senior notes offering in November 2004.

In connection with the Recapitalization, the Company loaned an officer $1.0 million as a note receivable with interest at the annual short-term federal rate compounded annually. The note is due May 3, 2007. As security, the officer has pledged shares of the Company. At December 31, 2003, $0.7 million of the employee note and related interest were netted against the related redeemable securities that were included as mezzanine debt on the consolidated balance sheet. The remaining $0.3 million and related interest was included in the shareholders’ equity section of the consolidated balance sheet. As disclosed in Note 3, the Company also entered into a non-contingent deferred compensation agreement with the same officer for $1.0 million also payable in 2007. The deferred compensation agreement was settled for its full value when the officer repaid a $0.7 million note payable to the Company during the three months ended June 30, 2004. The transactions had no net impact on cash flows of the Company, but resulted in the recognition of an approximate $0.2 million loss on the early retirement of the deferred compensation obligation. At December 31, 2004, approximately $0.4 million of the note receivable including interest was outstanding and was included in other long-term liabilities on the consolidated balance sheet.

In September 2004, the Company issued new equity to certain executive officers of the Company with proceeds aggregating $0.8 million (see Note 3).

Mr. Morof, the Company’s former CFO, left the Company in March 2004. His then-existing employment agreement provided that in the event Mr. Morof terminated his employment for “good reason” (as defined in his employment agreement) or his employment was terminated by the Company without “cause” (as defined in his employment agreement), Mr. Morof would have been entitled to continue to receive his then current salary and benefits package for twelve months following the date of such termination. On October 7, 2003, Broder and Mr. Morof amended the employment agreement pursuant to a letter agreement which entitled Mr. Morof to view himself as terminated for “good reason” as of March 31, 2004. Pursuant to such letter, Mr. Morof continued his employment with the Company up to such date under the title of Senior Vice President in order to assist with the integration of Alpha. The letter provided for a minimum annual base salary and a bonus with respect to fiscal 2003 based on the Company’s performance and consistent with that paid to other senior executives of the Company. The letter further provided that on March 31, 2004, Mr. Morof would be paid a bonus of $100,000 and be entitled to receive severance payments in accordance with his then existing employment agreement. When he left the Company, all stock and options held by him were repurchased by the Company at fair market value. Through December 25, 2004, the Company has made approximately $0.2 million in severance payments to Mr. Morof. The remaining severance obligation to Mr. Morof will total approximately $0.1 million.

9. Defined Contribution Plans

The Company is a sponsor of an employee savings 401(k) plan covering substantially all employees who meet predetermined eligibility requirements. Contributions made by the Company are at the discretion of the Board of Directors. For the years ended December 31, 2004 and 2003, such contributions amounted to 50% of the first 6% of compensation deferred by the employee. Contributions to the plan for 2004, 2003 and 2002 were approximately $0.6 million, $0.3 million and $0.3 million, respectively. In addition, Alpha maintained an employee savings 401(k) plan covering substantially all full-time employees who met predetermined eligibility requirements. The Company made a matching contribution of the first 2% of each participant’s annual earnings contributed to the plan. In 2004, the Alpha plan was terminated and participant assets were merged into the Company’s plan. The Company’s contributions to the Alpha plan for the period from the date of acquisition (September 22, 2003) to December 31, 2003 was approximately $76,000.

10. Commitments and Contingencies

Self-Insured Health Plan

The Company maintains a self-insured health plan for all of its Broder division employees. The Company has purchased stop loss insurance to supplement the health plan, which will reimburse the Company for individual claims in excess of $0.1 million, $0.1 million and $0.1 million annually or aggregate claims exceeding approximately $2.5 million, $2.9 million and $2.4 million in fiscal 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, approximately $0.6 million was included in accrued liabilities for self-insured health plan costs.

Litigation

The Company is a party to various lawsuits arising out of the normal conduct of its business, none of which, individually or in the aggregate, are expected to have a material adverse effect on the Company’s results of operations or financial position.

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

Advisory Agreement

In connection with the acquisition of Alpha, the Company entered into a new Advisory Services Agreement with Bain Capital in September 2003. See Note 8.

11. Stock Option Plans

The Company adopted a Stock Option Plan (the “2000 Plan”) effective with the May 2000 recapitalization under which officers, key employees, and non-employee directors or consultants may be granted options to purchase shares of the Company’s authorized but unissued Class A and Class L common stock. The maximum number of shares of the Company’s Class A and Class L common stock available for issuance under the 2000 Plan is 1,500,000 and 50,000 shares, respectively. As of December 31, 2004, the maximum number of shares available for future grants under the 2000 Plan were 408,000 Class A shares and 50,000 Class L, Series 1 shares. During fiscal 2000, 550,000 shares of Class A common stock options were authorized at an exercise price of $0.1944 per share (the Tranche I options) and an additional 550,000 shares of Class A common stock options were authorized at an exercise price of $3.41 per share (the Tranche II options). During fiscal 2002, 400,000 shares of Class A common stock options were granted at an exercise price of $6.00 per share (Tranche III options). The Tranche III options were cancelled and terminated during fiscal 2002. Options otherwise unallocated from Tranche I and Tranche II will be allocated on a prorata basis to the then current option holders in the event of certain corporate transactions. Options expire no later than ten years from the grant date and vest over four years. Vesting may be accelerated in the event of specified transactions.

In fiscal 2004, the Company adopted the 2004 Executive Stock Option Plan (the “2004 Plan”) under which present and future executives, directors, consultants or advisers of the Company or its subsidiaries may be granted options to purchase shares of the Company’s authorized but unissued Class B and Class L, Series 3 or 4 common stock. The maximum number of shares of the Company’s stock available for issuance under the 2004 Plan is 426,174 Class L, Series 3 common shares, 370,820 Class L, Series 4 common shares and 3,954,897 Class B common shares. As of December 31, 2004, the maximum number of shares available for future grants under the 2004 Plan were 22,683 Class L, Series 3 common shares, 19,734 Class L, Series 4 common shares and 210,467 Class B common shares. Options expire no later than ten years from the grant date and vest over four years. Vesting may be accelerated in the event of specified transactions.

During fiscal 2004, pursuant to its 2004 Plan, the Company granted to certain of its executives the following options: (a) options to purchase 403,491 shares of its Class L, Series 3, common stock at an exercise price of $15.75 per share, (b) options to purchase 351,086 shares of its Class L, Series 4, common stock at an exercise price of $13.69 per share and (c) options to purchase 3,744,430 shares of its Class B common stock at an exercise price of $0.1944 per share.

2000 Plan	Options Allocated to Key Employees	Unallocated Options	Total # of Shares	Weighted Avg. Price Per Share
Tranche I
Options outstanding at December 31, 2001	196,500	103,500	300,000	$0.1944

Options exercised	—	—	—	0.1944
Options granted	150,000	(150,000)	—	0.1944
Options cancelled	(272,500)	272,500	—	0.1944

Options outstanding at December 31, 2002	74,000	226,000	300,000	0.1944

Options exercised	—	—	—	0.1944
Options granted	171,000	(171,000)	—	0.1944
Options cancelled	(21,000)	21,000	—	0.1944

Options outstanding at December 31, 2003	224,000	76,000	300,000	0.1944

Options exercised	—	—	—	0.1944
Options granted	—	—	—	0.1944
Options cancelled	(78,000)	78,000	—	0.1944

Options outstanding at December 31, 2004	146,000	154,000	300,000	0.1944

Exercisable at December 31, 2002	36,250	—	36,250	$0.1944
Exercisable at December 31, 2003	82,750	—	82,750	$0.1944
Exercisable at December 31, 2004	112,417	—	112,417	$0.1944

Tranche II
Options outstanding at December 31, 2001	446,500	103,500	550,000	$3.4100

Options granted	194,000	(194,000)	—	3.4100
Options cancelled	(294,500)	294,500	—	3.4100

Options outstanding at December 31, 2002	346,000	204,000	550,000	3.4100

Options exercised	—	—	—	3.4100
Options granted	149,000	(149,000)	—	3.4100
Options cancelled	(21,000)	21,000	—	3.4100

Options outstanding at December 31, 2003	474,000	76,000	550,000	3.4100

Options exercised	—	—	—	3.4100
Options granted	—	—	—	3.4100
Options cancelled	(178,000)	178,000	—	3.4100

Options outstanding at December 31, 2004	296,000	254,000	550,000	3.4100

Exercisable at December 31, 2002	161,250	—	161,250	$3.4100
Exercisable at December 31, 2003	270,250	—	270,250	$3.4100
Exercisable at December 31, 2004	259,333	—	259,333	$3.4100

2004 Plan
Options outstanding at April 21, 2004 (commencement)
Class B Common Stock	—	3,954,897	3,954,897	$0.1944

Class L Common Stock, Series 3	—	426,174	426,174	15.7500

Class L Common Stock, Series 4	—	370,820	370,820	13.6900

Option grants during 2004
Options granted for Class B Common Stock	3,744,430	(3,744,430)	—	0.1944
Options granted for Class L Common Stock, Series 3	403,491	(403,491)	—	15.7500
Options granted for Class L Common Stock, Series 4	351,086	(351,086)	—	13.6900
Options outstanding at December 31, 2004
Class B Common Stock	3,744,430	210,467	3,954,897	0.1944

Class L Common Stock, Series 3	403,491	22,683	426,174	15.7500

Class L Common Stock, Series 4	351,086	19,734	370,820	13.6900

Exercisable at December 31, 2004 for:
Class B Common Stock	1,142,944		1,142,944	$0.1944
Class L Common Stock, Series 3	123,161		123,161	$15.7500
Class L Common Stock, Series 4	107,165		107,165	$13.6900

A summary of options outstanding as of December 31, 2004 is as follows:

	Exercise Prices	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Tranche I	$0.1944	300,000	112,417	$0.1944	7.8 yrs.
Tranche II	3.4100	550,000	259,333	3.4100	7.6 yrs.
Fiscal 2004:
Class B	0.1944	3,954,897	1,142,944	0.1944	9.4 yrs.
Class L, Series 3	15.7500	426,174	123,161	15.7500	9.4 yrs.
Class L, Series 4	13.6900	370,820	107,165	13.6900	9.4 yrs.

12. Income Taxes

The federal and state income tax provision is summarized as follows:

	Year Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Current
Federal	$1,599	$(505)	$(148)
State	517	100	503

	2,116	(405)	355

Deferred
Federal	(2,655)	(6,133)	(295)
State	(810)	(1,626)	27

	(3,465)	(7,759)	(268)

Total income tax (benefit) expense	$(1,349)	$(8,164)	$87

Total income tax expense differed from the amount computed by applying the U.S. federal income tax rate of 34% to earnings before income tax expense as a result of the following:

	Year Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Computed expected tax at 34% rate	$(1,018)	$(7,011)	$(515)
Differential of tax basis on assets sold	—	—	(375)
State and local taxes, net of federal tax benefit	(193)	(1,151)	418
Consulting agreement	—	—	(125)
Permanent difference	(155)	32	825
Other	17	(34)	(141)

Income tax (benefit) expense	$(1,349)	$(8,164)	$87

Deferred income tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	December 31, 2004	December 31, 2003
	(dollars in thousands)
Deferred tax assets
Inventory, principally due to costs capitalized for tax purposes in excess of those capitalized for financial reporting purposes and obsolescence reserve	$5,850	$5,283
Reserve for self insurance	60	59
Reserve for bad debts	1,693	1,120
Deferred compensation	191	430
Deferred rent	857	219
Acquisition costs	119	500
Vacation and bonus	265	439
Unrealized loss on interest rate swaps	555	1,134
NOL carryforward	2,175	1,350
Restructuring costs	3,146	3,338
Other	(98)	126

Total deferred tax assets	14,813	13,998

Deferred tax liabilities
Other intangibles related to the acquisition of Alpha and NES	(33,325)	(33,757)
Tax depreciation in excess of book depreciation	(1,625)	(1,863)
Goodwill and amortization	(7,129)	(5,521)

Total deferred tax liabilities	(42,079)	(41,141)

Net deferred tax liability	$(27,266)	$(27,143)

Total income tax expense differed from the amount computed by applying the U.S. federal income tax rate of 34% to earnings before income tax expense primarily as a result of state and local taxes. The Company had a net operating loss carry forward of approximately $5.0 million at December 31, 2004. These carry forwards expire in 2023 and may be limited should certain changes in the Company’s ownership occur.

13. Deferred Financing Costs and Unamortized Note Premium

In May 2000, the Company entered into a five-year $90.0 million revolving credit facility, which was amended and restated to $137.5 million in August 2001. Total fees incurred in connection with the credit facility and the amendment were approximately $3.7 million and were being amortized over the term of the facility.

In September 2003, in connection with the Alpha acquisition, the Company replaced the $137.5 million revolving credit facility with the $175.0 million revolving credit facility (the “Original Notes”) (see Note 5). Costs to secure the facility of approximately $7.1 million were included in deferred financing fees and are being amortized over the term of the facility, which expires in September 2008. As a result of the amended revolving credit facility, approximately $1.4 million of unamortized deferred financing fees related to the August 2001 credit agreement were expensed.

Also in September 2003, the Company completed a private offering of $175.0 million 11 ¼% Senior Notes due October 2010 (see Note 5). The Company incurred approximately $11.0 million in financing fees in connection with the placement of the Senior Notes and the fees are being amortized on a straight-line basis over the life of the Senior Notes.

In November 2004, the Company completed a private offering of $50.0 million 11 ¼% Senior Notes due October 2010 (see Note 5). The Notes were sold at a 3% premium of $1.5 million over the $50.0 million aggregate principal amount, and the Company incurred approximately $2.8 million in financing fees in connection with the placement of the Notes. The premium credit and the fees expense are being amortized on a straight-line basis over the life of the Notes. The Notes are additional debt securities issued under the indenture dated September 22, 2003, under which the Company previously issued the $175.0 million aggregate principal amount original Notes due 2010.

Amortization of deferred financing fees charged to interest expense were approximately $3.0 million, $2.6 million and $0.8 million during the fiscal years ended December 31, 2004, 2003 and 2002, respectively. The amortization of the Note premium credit was not significant in fiscal year ended December 31, 2004.

14. Segment Information

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company’s principal operating segments are grouped into three business units: the Broder division, and with the September 22, 2003 acquisition of Alpha, the Alpha division, and with the August 31, 2004 acquisition of NES, the NES division. Operating segments are defined as components of the business for which separate information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. While management expects these segments to exhibit similar long-term financial performance because they have similar economic characteristics, the nature of each division’s products is similar, the type of customer is similar and the method used to distribute their products is similar, the Company has determined that it has three operating segments as of December 31, 2004 because a comprehensive integration of the three businesses had not occurred. Until such time as a comprehensive integration of the three businesses has occurred, the Company intends to separately identify and manage certain key elements of each division. The following table presents information used by the Company’s chief operating decision makers in deciding how to allocate resources and in assessing performance. The information for the Broder division represents the full fiscal 2003 and 2004, and the information for the Alpha division represents the period from the date of acquisition (September 22, 2003) through December 31, 2003 and the full year ended December 31, 2004; and the information for the NES division represents the period from the date of acquisition (August 31, 2004) through December 31, 2004. Prior to September 22, 2003, the Company had only one operating segment.

	Broder	Alpha	NES	Consolidated
	(dollars in thousands)
Statement of Operations Information for Fiscal 2004
Net sales	$379,961	$454,471	$42,941	$877,373
Cost of sales	316,432	366,583	37,041	720,056

Gross profit	$63,529	$87,888	$5,900	$157,317

Statement of Operations Information for Fiscal 2003
Net sales	$370,578	$117,207	$—	$487,785
Cost of sales	317,171	93,952	—	411,123

Gross profit	$53,407	$23,255	$—	$76,662

Balance Sheet Information as of December 25, 2004
Accounts receivable, net	$31,805	$42,062	$13,822	$87,689
Inventory	70,552	72,007	32,230	174,789
Fixed assets, net	7,193	6,497	880	14,570
Goodwill, intangible assets and deferred financing fees	28,303	198,723	10,608	237,634
Accounts payable	45,622	43,130	26,684	115,436

Balance Sheet Information as of December 27, 2003
Accounts receivable, net	$29,657	$37,851	$—	$67,508
Inventory	75,923	55,662	—	131,585
Fixed assets, net	9,276	7,063	—	16,339
Goodwill, intangible assets and deferred financing fees	28,501	212,005	—	240,506
Accounts payable	43,641	36,594	—	80,235

15. Restructuring and Asset Impairment

Following the September 2003 acquisition of Alpha, the Company changed its inventory replenishment strategy and began the initiative to consolidate corporate headquarters of the combined Company. As a result, the Company effected a restructuring and asset impairment plan (the “2003 Plan”) designed to reduce its cost structure by closing two distribution centers, disposing of the related fixed assets and reducing its workforce.

During the fourth quarter of 2003, the Company recorded a $9.1 million restructuring charge under the 2003 Plan in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” on the Company’s Broder division which was included in total operating expense for the year ended December 31, 2003. This charge consisted of the fair value of the future lease obligations as of the cease-use date, net of expected sub-lease rentals, severance related payments for distribution center and corporate office staff reductions and fixed asset impairment charges related to the disposal of distribution center fixed assets. The distribution centers were closed during the fourth quarter of 2003. The Company recorded an additional $1.7 million of restructuring expense during 2004, consisting of cash severance and related benefits. Total restructuring charges incurred in connection with the 2003 restructuring plan were approximately $10.8 million, consisting of approximately $7.0 million in distribution center closure costs, $0.9 million in non-cash fixed asset impairment charges and approximately $3.0 million in cash severance and related benefits. The Company does not expect to incur any future restructuring charges related to the 2003 restructuring plan. The Company will continue to make the remaining severance payments related to corporate employees through the third quarter of 2005 due to planned corporate employee termination dates. The future lease obligation is expected to be paid over the remaining lease term, which expires in March 2014.

During the year ended December 31, 2004, the Company recorded a non-cash fixed asset impairment charge of approximately $0.8 million for the disposal of computer software that the Company had determined it would not continue to use as a result of the completion of the second of four stages of its information systems integration plan related to the merger of Broder and Alpha. The second stage of the information systems integration plan occurred during the three months ended June 30, 2004 and combined the purchasing, forecasting, inventory control and inventory costing systems onto a single platform.

The Company’s Broder division also recorded approximately $0.8 million in lease termination and other costs for the fair value of future lease obligations related to the closure of its Cleveland, OH distribution center. The future lease obligation is expected to be paid over the remaining lease term, which expires in May 2007.

The Company’s NES division recorded a $0.2 million restructuring charge during 2004. This charge consisted of severance related payments for NES corporate staff reductions resulting from the integration of NES into the Company. The Company expects to incur a total of approximately $0.5 million in cash severance and related benefits in connection with the NES workforce reduction. The majority of severance payments will be paid during the second and third quarter of 2005 due to NES corporate staff termination dates.

Restructuring activity is summarized as follows:

	Balance at December 31, 2003	Restructuring Charge	Cash Payments	Non-Cash Items Expensed Immediately	Balance at December 31, 2004
	(dollars in thousands)
Distribution center closure costs
Lease termination and other costs	$7,150	$743	$(804)	$—	$7,089
Severance and related benefits	180	—	(180)	—	—
Non-cash asset write-offs	—	833	—	(833)	—
Corporate workforce reduction
Severance and related benefits	918	1,719	(1,940)	—	697
NES severance and related benefits	—	233	—	—	233

	$8,248	$3,528	$(2,924)	$(833)	$8,019

The total of $8.0 million in accrued restructuring is recorded as $2.0 million in current liabilities and $6.0 million in long-term liabilities.

16. Inflation

Prices of imprintable sportswear and accessories have experienced deflation as suppliers have moved manufacturing to lower cost offshore locations. Price deflation has not historically had a material effect on the Company’s operating results during the periods presented, since falling input costs for individual products have generally been passed on to customers on a constant gross profit per unit basis or unit volume growth has not been accompanied by a proportional increase in operating costs. However, we cannot assure you that this trend will continue in the future.

17. Selected Quarterly Financial Data (Unaudited)

The Company’s selected quarterly financial results of operations (unaudited) for each quarter in the years ended December 31, 2004 and 2003 were as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands)
2004
Net sales	$176,760	$227,298	$231,305	$242,010
Income (loss) from operations	(846)	8,433	9,888	8,612
Net income (loss)	(4,958)	897	1,705	851

2003
Net sales	$75,919	$98,112	$111,879	$201,875
Income (loss) from operations	(1,810)	2,597	(1,263)	(5,554)
Net loss	(2,510)	(1,537)	(990)	(7,419)

During the second quarter of 2004, the Company recorded a non-cash fixed asset impairment charge of approximately $0.8 million for the disposal of computer software that the Company had determined it would not continue to use as a result of the completion of the second of four stages of its information systems integration plan related to the merger of Broder and Alpha.

During the fourth quarter of 2004, the Company’s Broder division also recorded approximately $0.8 million in lease termination and other costs for the fair value of future lease obligations related to the closure of its Cleveland, OH distribution center and the Company’s NES division recorded a $0.2 million restructuring charge for severance related payments for its corporate staff reductions resulting from the integration of NES.

During the fourth quarter of 2003, the Company recorded a $9.1 million restructuring charge which consisted of the fair value of the future lease obligations as of the cease-use date, net of expected sub-lease rentals, severance related payments for distribution center and corporate office staff reductions and fixed asset impairment charges related to the disposal of distribution center fixed assets (see Note 15).

On September 22, 2003, the Company acquired Alpha Shirt Holdings, Inc., and on August 31, 2004, the Company acquired NES Clothing Company Holdings Trust (see Note 4). Results of operations are included above from the respective dates of acquisition.

18. Condensed Combining and Consolidating Financial Statements

The Company’s subsidiaries guarantee the outstanding indebtedness of the Company relating to its senior subordinated notes that are guaranteed on an unsecured basis. TSM Acquisition Co. is a non-active subsidiary with no assets or operations. The remaining subsidiary, ASHI, Inc. was acquired in connection with the September 22, 2003 acquisition of Alpha Shirt Holdings, Inc. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis and are full and unconditional. The following condensed combining and consolidating financial statements are required in accordance with Regulation S-X Rule 3-10 for Broder Bros., Co. and ASHI, Inc., for the period since the acquisition of ASHI, Inc.

BRODER BROS., CO. AND SUBSIDIARIES

CONDENSED COMBINING AND CONSOLIDATING FINANCIAL STATEMENTS

	December 25, 2004				December 27, 2003
Balance Sheets	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated
	(in thousands)
Cash	$2,313	$8	$—	$2,321	$3,157	$18	$—	$3,175
Intercompany receivable	19,781		(19,781)	—	27,129	—	(27,129)	—
All other current assets	276,146	—	—	276,146	215,113	—	—	215,113

Total current Assets	298,240	8	(19,781)	278,467	245,399	18	(27,129)	218,288
Goodwill and intangibles, net	189,259	31,227	—	220,486	191,916	31,227	—	223,143
Investment in subsidiary	11,454	—	(11,454)	—	1,564	—	(1,564)	—
All other non-current assets	39,255	—	—	39,255	37,722	—	—	37,722

Total Assets	$538,208	$31,235	$(31,235)	$538,208	$476,601	$31,245	$(28,693)	$479,153

Intercompany payable	$—	$19,781	(19,781)	$—	$—	$27,129	(27,129)	$—
All other current liabilities	138,167	—	—	138,167	98,770	—	—	98,770

Total current liabilities	138,167	19,781	(19,781)	138,167	98,770	27,129	(27,129)	98,770
Non-current liabilities	323,958	—	—	323,958	312,223	2,552	—	314,775

Total Liabilities	462,125	19,781	(19,781)	462,125	410,993	29,681	(27,129)	413,545
Redeemable securities	—			—	718	—	—	718
Shareholders’ equity	76,083	11,454	(11,454)	76,083	64,890	1,564	(1,564)	64,890

Total liabilities and shareholders’ equity	$538,208	$31,235	$(31,235)	$538,208	$476,601	$31,245	$(28,693)	$479,153

	December 25, 2004				December 27, 2003
Statements of Operations	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated
Net sales	$877,373	$—	$—	$877,373	$487,785	$—	$—	$487,785
Cost of sales	720,056	—	—	720,056	411,123	—	—	411,123

Gross profit	157,317	—	—	157,317	76,662	—	—	76,662
Operating expenses	131,225	5	—	131,230	82,685	7	—	82,692

Income (loss) from operations	26,092	(5)	—	26,087	(6,023)	(7)	—	(6,030)
Interest (income) expense	33,078	(3,077)	—	30,001	16,259	(690)	—	15,569
All other (income) expense	5,758	(6,818)	—	(1,060)	781	(1,760)	—	(979)
Equity in earnings of subsidiary	(9,890)		9,890	—	(1,564)		1,564	—

Total other(income) expense	28,946	(9,895)	9,890	28,941	15,476	(2,450)	1,564	14,590

Income (loss) before income taxes	(2,854)	9,890	(9,890)	(2,854)	(21,499)	2,443	(1,564)	(20,620)
Income tax (benefit) provision	(1,349)	—	—	(1,349)	(9,043)	879	—	(8,164)

Net income (loss)	$(1,505)	$9,890	$(9,890)	$(1,505)	$(12,456)	$1,564	$(1,564)	$(12,456)

	December 25, 2004				December 27, 2003
Statements of Cash Flows	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated
Net income (loss)	$(11,395)	$9,890	$—	$(1,505)	$(14,020)	$1,564	$—	$(12,456)
Other operating cash flows	26,682	(19,795)	—	6,887	12,536	(3,996)	—	8,540

Net cash provided by (used in) operating activities	15,287	(9,905)	—	5,382	(1,484)	(2,432)	—	(3,916)
Net cash used in investing activities	(34,693)	—	—	(34,693)	(252,408)	—	—	(252,408)
Net cash provided by financing activities	18,562	9,895	—	28,457	254,426	2,450	—	256,876

Net increase (decrease) in cash	(844)	(10)	—	(854)	534	18	—	552
Cash at beginning of year	3,157	18	—	3,175	2,623	—	—	2,623

Cash at end of year	$2,313	$8	$—	$2,321	$3,157	$18	$—	$3,175

Schedule II

BRODER BROS., CO. AND SUBSIDIARIES

Consolidated Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions resulting from Acquisitions	Charged to Costs and Expenses	Charged to Other Accounts— Describe	Deductions— Describe (1)	Balance at End of Period
	(dollars in thousands)
YEAR ENDED DECEMBER 25, 2004
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$2,820	$949	$2,016	$—	$1,121	$4,664
Excess and discontinued inventory reserve	3,989	1,280	2,345	—	2,454	5,160
YEAR ENDED DECEMBER 27, 2003
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$900	$1,767	$2,021	$—	$1,868	$2,820
Excess and discontinued inventory reserve	1,800	1,136	2,156	—	1,103	3,989
YEAR ENDED DECEMBER 28, 2002
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,097	$—	$1,015	$—	$1,212	$900
Excess and discontinued inventory reserve	3,828	—	896	—	2,924	1,800

(1)	Allowance for Doubtful Accounts—Uncollectible accounts written off, net of recoveries.
Excess and Discontinued Inventory Reserve—Loss on sale/disposal of Excess and Discontinued Inventory.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective, and provide reasonable assurance that the material information required to be included in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

Changes in Internal Control over Financial Reporting

On October 4, 2004 the Company completed its fourth and final stage of its information systems integration plan related to the merger of Broder and Alpha. This enhancement combined the order entry system onto a single platform.

Other than this October 4, 2004 transition, there were no changes during the fourth quarter of fiscal 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of our current directors and executive officers:

Name	Age	Position
Vincent Tyra	39	Chief Executive Officer and Director
David Hollister	39	Chief Financial Officer and Secretary
Mark Barrocas	33	President and Director
Glenn Putnam	51	Executive Vice President, Purchasing
Norman Hullinger	45	Vice President of Operations
Edward Conard	48	Director
Thomas Myers	56	Director
Stephen Zide	45	Director

Vincent Tyra, Chief Executive Officer and Director, joined Broder as its Chief Executive Officer and as a director effective with the purchase of Broder by Bain Capital in May 2000. Prior to joining Broder, Mr. Tyra served as President of Retail and Activewear at Fruit of the Loom, where he was employed for approximately three years. Previously, Mr. Tyra had an ownership interest in TSM, a Louisville-based activewear distributor.

David Hollister, Chief Financial Officer and Secretary, has been Chief Financial Officer and Secretary of Broder since December 2003. Mr. Hollister joined Broder in 2002 as Vice President of Finance. Since joining Broder, Mr. Hollister has been actively involved in the merger integration, acquisition, planning and strategy, treasury, accounting and information technology activities of Broder. Prior to joining Broder, Mr. Hollister was a director in the M&A transaction services practice of PricewaterhouseCoopers since 1998. Mr. Hollister is a CPA with over 16 years of finance and accounting experience. He holds an MBA from the University of Michigan and a Bachelor of Science degree from the University of Northern Colorado.

Mark Barrocas, President and Director, has been President of Broder since February 2005 and a director of Broder since December 2003 and has direct responsibility over the sales, marketing and merchandising for the Broder, Alpha and NES divisions. Mr. Barrocas previously served as Executive Vice President, President of Alpha Division from September 2003 through February 2005. Mr. Barrocas joined Alpha in 2001 as Vice President of Sales & Marketing. Prior to joining Alpha, Mr. Barrocas held the position of Vice President of Corporate Sales at Perry Ellis International from 2000 to 2001. From 1998 to 2000, Mr. Barrocas was the President of Barro-Tex Inc., an entrepreneurial venture in the garment manufacturing industry. Mr. Barrocas holds a Bachelor of Science degree from the University of Michigan.

Glenn Putnam, Executive Vice President, Purchasing, joined Alpha in 1994 and has been responsible for the procurement of all product, managing vendor relationships and negotiating purchase orders and supply agreements. Prior to joining Alpha, Mr. Putnam was a general manager at Gold Medal Sportswear, an advertising specialty company. Previously, he held various positions in distribution, finance and customer service at Wilson Sporting Goods. Mr. Putnam attended Rutgers University.

Norman Hullinger, Vice President of Operations, has served as Vice President of Operations of Broder since March 2003. Previously, Mr. Hullinger was Senior Vice President of Operations of UBID, an online retailer, and a Vice President at Yahoo.

Edward Conard has been a director of Broder since May 2000, and has served as a Managing Director of Bain Capital since 1993. Mr. Conard is also a director of Wasserstein Perella, Waters Corporation, Dynamic Details, Inc., Medical Specialties Group, Inc., Alliance Commercial Laundries, Inc., U.S. Synthetics, Inc., ChipPAC Inc. and Unisource Worldwide, Inc.

Thomas Myers has been a director of Broder since May 2000, and has served as Executive Vice President of Bain Capital since May 2000. Prior to joining Bain Capital, Mr. Myers was the founding partner of Emanem Partners, an international strategy consulting firm, since October 1997. From February 1996 to October 1997, Mr. Myers was a senior advisor of the Parthenon Group.

Stephen Zide has been a director of Broder since July 2003. Mr. Zide has been a Managing Director of Bain Capital since 2001 and affiliated with the firm since 1998. From 1998 to 2000, Mr. Zide was a Managing Director of Pacific Equity Partners, a private equity firm in Sydney, Australia, which is affiliated with Bain Capital. Prior to joining Bain Capital, Mr. Zide was a partner of the law firm of Kirkland & Ellis LLP, where he was a founding member of the New York office and specialized in representing private equity and venture capital firms. Mr. Zide is also a director of Dynamic Details Inc., Maxim Crane Works and Alliance Commercial Laundries, Inc.

There are no family relationships between any executive officers or directors of Broder.

We are currently reviewing our corporate governance practices and intend, among other things, to adopt a code of ethics applicable to our directors, officers (including our principal executive officer and principal financial officer) and employees. We are also considering identifying a member of, and/or appointing a new member to, our board of directors who satisfies the definition of an “audit committee financial expert” under Item 401 of Regulation S-K.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets out the compensation for Broder’s chief executive officer and its other most highly compensated officers, or the “named executive officers,” for fiscal year 2004 and for its chief executive officer and chief financial officer for fiscal year 2003:

(in thousands)	Annual Compensation				Long-term Compensation
					Restricted Stock Awards	Securities Under Options Granted	Long-term Incentive Plan Payouts
Name and Principal Position	Year	Salary $	Bonus $	Other $				All Other Compensation ($)(1)
Vincent Tyra	2004	410	501	—	—	—	—	1,257	(2)
Chief Executive Officer	2003	400	250	—	—	—	—	6

David Hollister	2004	250	240	—	—	—	—	127
Chief Financial Officer	2003	188	100	—	—	—	—	6

Mark Barrocas(3)	2004	250	240	—	—	—	—	15
President

Glenn Putnam(4)	2004	250	207	—	—	—	—	25
Executive Vice President

Norman Hullinger(5)	2004	200	192	—	—	—	—	87
Vice President of Operations

(1)	Includes matching contributions under 401(k) plans, relocation allowances, retention bonuses and retroactive pay adjustment for 2004 base salary adjustments.
(2)	Includes $1,124 of deferred compensation expensed in 2000, but paid in cash during 2004.
(3)	Mr. Barrocas joined Broder in September 2003 in connection with the Alpha acquisition.
(4)	Mr. Putnam joined Broder in September 2003 in connection with the Alpha acquisition.
(5)	Mr. Hullinger joined Broder in March 2003.

OPTION GRANTS IN 2004

The following table sets forth information regarding options granted in fiscal year 2004 to each of our named executive officers. No stock appreciation rights were granted to the named executive officers during fiscal year 2004. Each of the outstanding options listed below may be exercised only upon the vesting of such options. These options vest ratably over a four year period on each anniversary of the grant date. All options were granted at the fair market value of our common stock, as determined by our board of directors, on the date of grant.

	Common Share Options Granted	% of Total Grants to Employees in Fiscal Year	Exercise Price ($)	Expiration Date	Grant Date Present Value
Vincent Tyra
Class B Common	889,852	23.8%	$0.1944	4/21/2014	(1)
Class L Common, Series 3	95,889	23.8%	$15.75	4/21/2014	(1)
Class L Common, Series 4	83,435	23.8%	$13.69	4/21/2014	(1)
David Hollister
Class B Common	593,235	15.8%	$0.1944	4/21/2014	(1)
Class L Common, Series 3	63,926	15.8%	$15.75	4/21/2014	(1)
Class L Common, Series 4	55,623	15.8%	$13.69	4/21/2014	(1)
Mark Barrocas
Class B Common	541,387	14.5%	$0.1944	4/21/2014	(1)
Class L Common, Series 3	58,339	14.5%	$15.75	4/21/2014	(1)
Class L Common, Series 4	50,762	14.5%	$13.69	4/21/2014	(1)
Glenn Putnam
Class B Common	541,387	14.5%	$0.1944	4/21/2014	(1)
Class L Common, Series 3	58,339	14.5%	$15.75	4/21/2014	(1)
Class L Common, Series 4	50,762	14.5%	$13.69	4/21/2014	(1)
Norman Hullinger
Class B Common	237,294	6.3%	$0.1944	4/21/2014	(1)
Class L Common, Series 3	25,570	6.3%	$15.75	4/21/2014	(1)
Class L Common, Series 4	22,249	6.3%	$13.69	4/21/2014	(1)

(1)	The fair value of each option was estimated on the grant date using the Black-Scholes option pricing model with no assumed dividends or volatility, a weighted average risk free interest rate of 5% and expected lives of five years. Based on this formula, no fair value was ascribed to any of the options.

AGGREGATE OPTIONS EXERCISED IN THE YEAR AND YEAR-END VALUES

The following table shows information concerning the number and value of unexercised options held by each of our named executive officers at December 25, 2004. Our named executive officers did not exercise any stock options during fiscal year 2004.

Name	Common Shares Acquired on Exercise	Aggregate Value Realized ($)	Unexercised Options at December 31, 2004
			Exercisable	Unexercisable
Vincent Tyra
Class A Common, Tranche II	—	—	150,000	—
Class B Common	—	—	278,079	611,773
Class L Common, Series 3	—	—	29,965	65,924
Class L Common, Series 4	—	—	26,073	57,362
David Hollister
Class A Common, Tranche I	—	—	21,250	8,750
Class A Common, Tranche II	—	—	13,750	16,250
Class B Common	—	—	185,386	407,849
Class L Common, Series 3	—	—	19,977	43,949
Class L Common, Series 4	—	—	17,382	38,241
Mark Barrocas
Class B Common	—	—	169,183	372,204
Class L Common, Series 3	—	—	18,231	40,108
Class L Common, Series 4	—	—	15,863	34,899
Glenn Putnam
Class B Common	—	—	169,183	372,204
Class L Common, Series 3	—	—	18,231	40,108
Class L Common, Series 4	—	—	15,863	34,899
Norman Hullinger
Class B Common	—	—	74,154	163,140
Class L Common, Series 3	—	—	7,991	17,579
Class L Common, Series 4	—	—	6,953	15,296

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Broder does not have a compensation committee of its board of directors. Compensation decisions for 2004 regarding Broder’s executive officers were made by the board of directors. Mr. Tyra participated in discussions with the board of directors concerning executive officer compensation, other than his own.

COMPENSATION OF DIRECTORS

Directors are not entitled to receive any compensation for serving on Broder’s board of directors. Directors are reimbursed for their out-of-pocket expenses incurred in connection with such services.

EMPLOYMENT CONTRACTS AND EXECUTIVE STOCK AGREEMENTS

Employment Contracts

Messrs. Tyra, Hollister, Barrocas, Putnam and Hullinger are employed pursuant to written employment agreements.

The employment agreement for Mr. Tyra sets forth an annual base salary of $410,000, the employment agreement for Mr. Barrocas sets forth an annual base salary of $275,000, the employment agreements for Messrs. Hollister and Putnam each set forth an annual base salary of $250,000 and the employment agreement for Mr. Hullinger sets forth an annual base salary of $200,000, in each case to be reviewed annually by the Board, and an annual bonus pursuant to a bonus plan to be approved by the Board. If Messrs. Hollister, Barrocas or Putnam terminate their employment for “good reason” (as defined in their respective employment agreements) or their employment is terminated by Broder without “cause” (as defined in their respective employment agreements), Messrs. Hollister, Barrocas or Putnam, as the case may be, will be entitled to continue to receive their respective salary and current benefits package for twelve months following the date of such termination. In addition, if Messrs. Hollister, Barrocas or Putnam terminate their employment for “good reason,” or their employment is terminated by Broder without “cause” after June 30th of any calendar year, Messrs. Hollister, Barrocas or Putnam will be entitled to receive a pro rata share of the bonus determined for that period. If Mr. Tyra terminates his employment for “good reason” (as defined in his employment agreement), Mr. Tyra will be entitled to continue to receive his salary and current benefits package for twelve months following the date of such termination plus a year of target bonus calculated at 70% of his base salary. If his employment is terminated by Broder without “cause” (as defined in his employment agreement), Mr. Tyra will be entitled to continue to receive his salary and current benefits package for twenty-four months following the date of such termination plus two years of target bonus calculated at 70% of his base salary. If Mr. Hullinger’s employment agreement is terminated by the executive for “good reason” or by Broder without “cause” the executive will be entitled to (i) his base salary through the date of termination, (ii) payment for all accrued but unused vacation days, (iii) payment of any annual bonus earned, but not yet paid, (iv) a waiver of the costs of COBRA coverage for the first year after termination and (v) an amount equal to one year of his base salary paid in monthly installments. Broder’s obligation to provide such severance benefits is conditioned upon the executive’s delivery of a general release of claims and the executive’s not being in breach of the employment agreement. The employment agreements for Messrs. Hollister, Tyra, Barrocas, Hullinger and Putnam contain certain non-competition, non-solicitation and confidentiality provisions.

In connection with the 2000 recapitalization, we entered into a deferred compensation agreement with Mr. Tyra, pursuant to which Mr. Tyra would receive a lump sum bonus payment of $1 million, plus interest equal to the applicable short term federal rate, compounding annually, on the earlier of May 3, 2007 or within 45 days of the date Mr. Tyra’s employment with Broder was terminated. In the second quarter of fiscal 2004, we paid Mr. Tyra $1 million of deferred compensation under the agreement plus accrued interest. The proceeds, net of tax, were used to repay a portion of Mr. Tyra’s notes payable to Broder.

Executive Stock Agreements

Vincent Tyra. In connection with the recapitalization, we entered into an executive stock agreement with Mr. Tyra under which Mr. Tyra purchased 36,363 shares of Class L common stock, Series 1 and 327,273 shares of Class A common stock for an aggregate purchase price of $636,363.64. Mr. Tyra issued a promissory note payable to Broder for the aggregate purchase price of these shares. This note is due May 3, 2007, with recourse interest accruing at the annual short-term federal rate compounded annually. Mr. Tyra has pledged all shares of Class L common stock, Series 1 and Class A common stock purchased under such executive stock agreement as collateral for this loan. In the event Mr. Tyra’s employment with Broder is terminated, Broder and certain of our investors maintain the right to repurchase all shares of our Class A common stock and Class L common stock, Series 1 purchased by Mr. Tyra at either the original issue price or the current fair market value, depending on the grounds for such termination. In addition, in the event Mr. Tyra’s employment with Broder or any of its subsidiaries is terminated for any reason other than for cause (as defined in the executive stock agreement) or Mr. Tyra resigns for good reason (as defined in the executive stock agreement), then he (or his heirs or estate) may require Broder to purchase at fair market value any shares not acquired by Broder or its investors pursuant to their repurchase right described in the foregoing sentence. In addition to the shares sold to Mr. Tyra, pursuant to the terms of his executive stock agreement and our 2000 Stock Purchase and Option Plan, we issued Mr. Tyra two separate options to purchase shares of our Class A common stock, one option to purchase 150,000 shares of

Class A common stock with an exercise price of $0.1944 per share and one option to purchase 150,000 shares of Class A common stock with an exercise price of $3.41 per share.

In addition to the loan granted in connection with Mr. Tyra’s executive stock agreement, we loaned Mr. Tyra $363,636.36 on May 3, 2000 for the purpose of Mr. Tyra’s purchase of senior subordinated notes issued in connection with the recapitalization. This loan is evidenced by a promissory note payable to Broder that is due March 2, 2007. Recourse interest on this note accrues at the annual short-term federal rate compounded annually. Mr. Tyra pledged shares of our Class A common stock and Class L common stock, Series 1 purchased under his executive stock agreement as collateral for this loan. The senior subordinated notes issued in connection with the recapitalization were converted into shares of Class L, Series 2 common stock in June 2003. The maximum amount outstanding under this loan in fiscal 2004 was $413,484.52. As of March 17, 2005, the amount outstanding under this loan was $415,636.91.

In November 2001, we entered into a supplement and first amendment to the executive stock agreement with Mr. Tyra, pursuant to which we terminated Mr. Tyra’s option to purchase up to 150,000 shares of Class A common stock with an exercise price of $0.1944 per share and Mr. Tyra purchased 150,000 restricted shares of Class A common stock for an aggregate purchase price of $29,160 ($0.1944 per share). The shares vested at a rate of 25% per year on each of the first four anniversaries of May 3, 2000 and certain restrictions on the shares thereupon lapsed. Mr. Tyra issued a promissory note payable to Broder for the aggregate purchase price of these shares. This note is due November 15, 2007. Recourse interest on this note accrues at the annual short-term federal rate compounded annually. Mr. Tyra pledged shares of our Class A common stock and Class L common stock, Series 1 as collateral for this loan. The maximum amount outstanding under this promissory note in fiscal 2004 was $30,980.63. As of March 17, 2005, the amount outstanding under this promissory note was $31,141.90.

STOCK OPTION PLANS

2000 Stock Purchase and Option Plan

Broder adopted the 2000 Stock Purchase and Option Plan which became effective at the time of the May 2000 recapitalization under which employees, directors, consultants or advisors of Broder or its subsidiaries may be granted options to purchase shares of Broder’s authorized but unissued Class A and Class L common stock, Series 1. The maximum number of shares of Broder’s Class A and Class L common stock available for issuance under the Plan is 1,500,000 and 50,000 shares, respectively. As of December 31, 2004, the maximum number of shares available for future grants under the Plan were 408,000 Class A shares and 50,000 Class L common stock, Series 1 shares. During 2000, 550,000 shares of Class A common stock options were authorized at an exercise price of $0.1944 per share (the Tranche I options) and an additional 550,000 shares of Class A common stock options were authorized at an exercise price of $3.41 per share (the Tranche II options). During 2002, 400,000 shares of Class A common stock options were granted at an exercise price of $6.00 per share (Tranche III options). The Tranche III options were cancelled and terminated during 2002. During 2003, 38,000 shares of Class A common stock options (Tranche I) were granted at an exercise price of $0.1944 per share, and 39,000 shares of Class A common stock options (Tranche II) were granted at an exercise price of $3.41. Options expire no later than ten years from the grant date and vest over four years. Vesting may be accelerated in the event of specified transactions, including a change of control.

2004 Executive Stock Option Plan

Broder adopted the 2004 Executive Stock Option Plan on April 21, 2004, under which present and future executives, directors, consultants or advisers of Broder or its subsidiaries may be granted options to purchase shares of Broder’s authorized but unissued Class B and Class L, Series 3 or 4 common stock. The maximum number of shares of Broder’s stock available for issuance under the Plan is 426,174 Class L, Series 3 common shares, 370,820 Class L, Series 4 common shares and 3,954,897 Class B common shares. As of December 31, 2004, the maximum number of shares available for future grants under the Plan were 22,683 Class L, Series 3 common shares, 19,734 Class L, Series 4 common shares and 210,467 Class B common shares. During 2004, options to purchase 403,491 common shares of Class L, Series 3 were granted at an exercise price of $15.75 per share, options to purchase 351,086 common shares of Class L, Series 4 were granted at an exercise price of $13.69 per share and options to purchase 3,744,430 common shares of Class B were granted at an exercise price of $0.1944 per share. Options expire no later than ten years from the grant date and vest over four years. Vesting may be accelerated in the event of specified transactions, including a sale of all or substantially all of the assets of Broder, or a sale or transfer of common shares of Broder in connection with an acquisition by Broder or to a strategic partner.

Section 409A of the Internal Revenue Code

Section 409A of the Internal Revenue Code sets forth specific requirements relating to the payment of deferred compensation to employees and other service providers. Deferred compensation payments that do not meet these requirements are generally taxed to the employee or service provider when they vest, and may also be subject to a 20% penalty tax, payable by the employee or service provider.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

As of March 17, 2005, the issued and outstanding stock of Broder consisted of: (1) 10,211,111 shares of Class A common stock, par value $0.01 per share; (2) 29,025,688 shares of Class B common stock, par value $0.01 per share; and (3) 7,503,292 shares of Class L common stock, of which 1,000,000 shares are Class L common stock, Series 1, par value $0.01 per share, 966,791 shares are Class L common stock, Series 2, par value $0.01 per share, 2,814,992 shares of Class L common stock, Series 3, par value $0.01 per share and 2,721,509 shares of Class L common stock, Series 4, par value $0.01 per share. Only shares of Class A common stock have voting rights. The Class B common stock and each series of Class L common stock are the same as the Class A common stock except that the Class B common stock and each series of Class L common stock are nonvoting, and each series of Class L common stock is entitled to a preference over the Class A common stock and Class B common stock with respect to any distribution by Broder to holders of its capital stock. After payment of such preference amount, each share of Class A common stock, Class B common stock and Class L common stock shares equally in all distributions by Broder to holders of its common stock.

Unless otherwise noted, the following table sets forth certain information regarding the ownership of common stock as of March 17, 2005, by (1) the beneficial owners of more than 5% of our common stock, (2) each current director and named executive officer and (3) all of our current directors and executive officers as a group.

To our knowledge, each of such stockholders listed in the table below has sole voting and investment power as to the shares shown unless otherwise noted. Beneficial ownership of the common stock listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934, or the “Exchange Act.” The percent of class is calculated based on the number of shares outstanding plus such option shares held by the person or aggregation of persons for which such percentage ownership is being determined. Except as noted below, the address for each of the directors and named executive officers is c/o Broder Bros., Co., Six Neshaminy Interplex, 6th Floor, Trevose, Pennsylvania 19053.

	Shares Beneficially Owned
	Class A Common Stock			Class B Common Stock			Class L Common Stock, Series 1			Class L Common Stock, Series 2			Class L Common Stock, Series 3			Class L Common Stock, Series 4
Name and Address	Number of Shares		Percentage of Class	Number of Shares		Percentage of Class	Number of Shares		Percentage of Class	Number of Shares		Percentage of Class	Number of Shares		Percentage of Class	Number of Shares		Percentage of Class
Principal Stockholders:
Bain Capital Fund VI, L.P. and Related Entities(1)	8,553,957	(7)	85.0%	—		—	944,667	(11)	86.3%	821,966	(13)	85.0%	—		—	—		—
Bain Capital Fund VII, L.P. and Related Entities(2)	—		—	28,455,467	(10)	98.0%	—		—	—		—	3,066,321	(15)	98.2%	2,668,044	(16)	98.0%
Michael Brode(3)	1,060,989	(8)	10.5%	—		—	117,172	(12)	10.5%	101,952	(14)	10.5%	—		—	—		—
Directors and Named Executive Officers:
Edward Conard(4)
Thomas Myers(5)
Stephen Zide(6)
Vincent Tyra(17)	628,359		6.2%	314,231		1.1%	40,403		3.9%	35,156		3.7%	33,861		1.2%	29,463		1.1%
Mark Barrocas(18)	—		—	201,881		*	—		—	—		—	21,755		*	18,929		*
David Hollister(19)	42,500		*	176,545		*	—		—	—		—	19,024		*	16,553		*
Glenn Putnam(20)	—		—	244,215		*	—		—	—		—	26,319		*	22,900		*
Norman Hullinger(21)	—		—	76,266		*	—		—	—		—	8,219		*	7,150		*
All Directors and Named Executive Officers as a Group (eight persons)	670,859		6.6%	1,013,158		3.4%	40,403		3.5%	35,156		—	109,178		3.8%	94,995		3.4%

* Less than one percent.

(1)	The address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02119.
(2)	The address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02119.
(3)	The address is 25855 Franklin Park Drive, Franklin, Michigan 48025.

(4)	Mr. Conard is a limited partner of Bain Capital Partners VI, L.P. (“BCP VI”) (whose managing partner is Bain Capital Investors LLC, a Delaware limited liability company (“BCI”)), which is the general partner of Bain Capital Fund VI, L.P. (“Fund VI”). In addition, Mr. Conard is a general partner of BCIP Associates II (“BCIP II”) and BCIP Trust Associates II (“BCIP Trust II”). The managing partner of each of BCIP II and BCIP Trust II is BCI. Mr. Conard is a general partner in BCIP Associates III, LLC (“BCIP III”) and BCIP T Associates III, LLC (“BCIP T III”), and limited partner in Bain Capital Partners VII, L.P. (“BCP VII”), which is the general partner of Bain Capital Fund VII, L.P. (“Fund VII”). Mr. Conard is also a member and managing director of Bain Capital Investors, LLC (“BCI”), which is the managing partner of BCP VII. In such capacities, Mr. Conard has a pecuniary interest in certain of the shares held by the Bain Entities, as defined below. Mr. Conard’s address is c/o Bain Capital, LLC, 745 Fifth Avenue, Suite 3200, New York, New York 10151.
(5)	Mr. Myers is Executive Vice President of BCI. In such capacities, Mr. Myers has a pecuniary interest in certain of the shares held by the Bain Entities. Mr. Myers’ address is c/o Bain Capital, LLC, 745 Fifth Avenue, Suite 3200, New York, New York 10151.
(6)	Mr. Zide is a limited partner of BCP VI, which is the general partner of Fund VI. In addition, Mr. Zide is a general partner of BCIP II, BCIP Trust II, BCIP Associates II-B (“BCIP II-B”) and BCIP Trust Associates II-B (“BCIP Trust II-B”). The managing partner of each of BCIP II, BCIP Trust II, BCIP II-B and BCIP Trust II-B is BCI. Mr. Zide is a general partner in BCIP III and BCIP T III, and also limited partner in BCP VII. Mr. Zide is also a managing director of BCI. In such capacities, Mr. Zide has a pecuniary interest in certain of the shares held by the Bain Entities. Mr. Zide’s address is c/o Bain Capital, LLC, 745 Fifth Avenue, Suite 3200, New York, New York 10151.
(7)	Consists of: (i) 6,436,110 shares of Class A common stock owned by Fund VI; (ii) 21,448 shares of Class A common stock held by PEP Investments PTY Ltd. (“PEP”), a New South Wales company limited by shares for which BCI is attorney-in-fact; (iii) 1,415,832 shares of Class A common stock held by BCIP II; (iv) 234,658 shares of Class A common stock held by BCIP II-B, whose managing partner is BCI; (v) 136,444 shares of Class A common stock held by BCIP Trust II; (vi) 215,328 shares of Class A common stock held by BCIP Trust II-B, whose managing partner is BCI; and (vii) 94,137 shares of Class A common stock held by BCIP Associates II-C (“BCIP II-C” and, together with Fund VI, BCP VI, BCI, PEP, BCIP II, BCIP II-B, BCIP Trust II, BCIP Trust II-B, the “Bain Entities”), whose managing partner is BCI.
(8)	Includes (i) 392,727 shares of Class A common stock held in the Michael T. Brode Revocable Living Trust dated September 13, 1994; and (ii) 46,303 shares held in the Michael T. Brode Irrevocable Electing Small Business Trust Agreement.
(10)	Consists of: (i) 962,212 shares of Class B common stock held by BCIP III; (ii) 116,039 shares of Class B common stock held by BCIP T III; (iii) 393,975 shares of Class B common stock held by BCIP Associates III-B, LLC (“BCIP III-B”); (iv) 48,353 shares of Class B common stock held by BCIP T Associates III-B, LLC (“BCIP T III-B”); (v) 1,478,379 shares of Class B common stock held by Bain Capital Fund VII, LLC-BICP Waived Fees (“Bain Fund VII BCIP”) and (vi) 25,456,509 shares of Class B common stock held by Bain Capital Fund VII, LLC (“Bain Fund VII”).
(11)	Consists of (i) 639,701 shares of Class L common stock, Series 1 owned by Fund VI; (ii) 2,132 shares of Class L common stock, Series 1 owned by PEP; (iii) 114,459 shares of Class L common stock, Series 1 owned by BCIP II; (iv) 30,197 shares of Class L common stock, Series 1 owned by BCIP II-B; (v) 10,373 shares of Class L common stock, Series 1 owned by BCIP II-C; (vi) 37,754 shares of Class L common stock, Series 1 owned by BCIP Trust II; (vii) 15,584 shares of Class L common stock, Series 1 owned by BCIP Trust II-B; and (viii) warrants held by the Bain Entities to purchase 94,467 shares of Class L common stock, Series 1.
(12)	Consists of (i) 61,818 shares held in the Michael T. Brode Living Revocable Trust dated September 13, 1994; (ii) 43,637 shares held in the Michael T. Brode Irrevocable Electing Small Business Trust Agreement; and (iii) warrants to purchase 11,717 shares of Class L common stock, Series 1.
(13)	Consists of (i) 618,456 shares of Class L common stock, Series 2 owned by Fund VI; (ii) 2,062 shares of Class L common stock, Series 2 stock, Series 2 owned by PEP; (iii) 68,784 shares of Class L common stock, Series 2 owned by BCIP II; (iv) 22,123 shares of Class L common stock, Series 2, owned by BCIP II-B; (v) 10,028 shares of Class L common stock, Series 2 owned by BCIP II-C; (vi) 78,375 shares of Class L common stock, Series 2 owned by BCIP Trust II; and (vii) 22,138 shares of Class L common stock, Series 2 owned by BCIP Trust II-B.
(14)	Consists of (i) 42,187 shares of Class L common stock, Series 2 held in the Michael T. Brode Living Revocable Trust dated September 13, 1994; and (ii) 59,765 shares of Class L common stock, Series 2 held in the Michael T. Brode Irrevocable Electing Small Business Trust Agreement.
(15)	Consists of: (i) 85,148 shares of Class L common stock, Series 3 held by BCIP III, LLC; (ii) 19,426 shares of Class L common stock, Series 3 held by BCIP T III; (iii) 39,343 shares of Class L common stock, Series 3 held by BCIP III-B; (iv) 3,553 shares of Class L common stock, Series 3 held by BCIP T III-B; (v) 143,378 shares of Class L common stock, Series 3 held by Bain Fund VII BICP, (vi) 2,468,840 shares of Class L common stock, Series 3 held by Bain Fund VII and (vii) warrants held by the Bain Entities to purchase 308,424 shares of Class L common stock, Series 3.
(16)	Consists of: (i) 82,320 shares of Class L common stock, Series 4 held by BCIP III; (ii) 18,781 shares of Class L common stock, Series 4 held by BCIP T III; (iii) 38,036 shares of Class L common stock, Series 4 held by BCIP III-B; (iv) 3,435 shares of Class L common stock, Series 4 held by BCIP T III-B; (v) 138,617 shares of Class L common stock, Series 4 held by Bain Fund VII BICP and (vi) 2,386,855 shares of Class L common stock, Series 4 held by Bain Fund VII.
(17)	Includes exercisable warrants and/or options that are currently exercisable or exercisable within 60 days to purchase: (i) 112,500 shares of Class A common stock; (ii) 222,462 shares of Class B common stock; (iii) 4,040 shares of Class L common stock, Series 1; (iv) 24,961 shares of Class L common stock, Series 3; and (v) 20,859 shares of Class L common stock, Series 4.

(18)	Includes exercisable warrants and/or options that are currently exercisable or exercisable within 60 days to purchase: (i) 135,347 shares of Class B common stock, (ii) 15,302 shares of Class L common stock, Series 3 and (iii) 12,691 shares of Class L common stock, Series 4.
(19)	Includes exercisable warrants and/or options that are currently exercisable or exercisable within 60 days to purchase: (i) 42,500 shares of Class A common stock, (ii) 148,309 shares of Class B common stock, (iii) 16,286 shares of Class L common stock, Series 3 and (iv) 13,906 shares of Class L common stock, Series 4.
(20)	Includes exercisable warrants and/or options that are currently exercisable or exercisable within 60 days to purchase: (i) 135,347 shares of Class B common stock, (ii) 15,758 shares of Class L common stock, Series 3 and (iii) 13,691 shares of Class L common stock, Series 4.
(21)	Includes exercisable warrants and/or options that are currently exercisable or exercisable within 60 days to purchase: (i) 59,324 shares of Class B common stock, (ii) 6,576 shares of Class L common stock, Series 3 and (v) 5,562 shares of Class L common stock, Series 4.

Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans:

	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan category:
Equity compensation plans approved by security holders
Class A Common Stock	394,000	$2.4100	456,000
Class B Common Stock	3,541,380	$0.1944	413,517
Class L, Series 3 Common Stock	381,611	$15.7500	44,563
Class L, Series 4 Common Stock	332,048	$13.6900	38,772
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	4,649,039	$2.6229	952,852

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SHAREHOLDERS AGREEMENT

In connection with the Alpha acquisition, Broder, the Bain Entities and the management stockholders entered into an amended and restated shareholders agreement, on substantially the same terms as the shareholders agreement entered into in connection with the May 2000 recapitalization. The amended and restated shareholders agreement, among other things:

•	requires that each of the parties thereto vote all of his voting securities and to take all other necessary or desirable actions to cause the size of the board of directors to be established by the Bain Entities;

•	grants the management stockholders and Broder participation rights in connection with specified transfers made by the Bain Entities; and

•	requires the management stockholders to consent to a sale of Broder to an independent third party if such sale is approved by holders representing a majority of the shares held by the Bain Entities.

In addition, subject to certain customary exceptions, if Broder proposes to issue or sell any shares of common stock or any securities containing options or rights to acquire common stock or any securities convertible into common stock to any of the Bain Entities, Broder will first offer to each of the management stockholders their pro rata portion of such additional shares at the same price and on the same terms.

ADVISORY AGREEMENT

In connection with the Alpha acquisition, we amended and restated our existing advisory services agreement with Bain Capital. The current agreement is a discretionary, contingency-based agreement, subject to certain limitations set forth therein. Under the amended and restated advisory services agreement, for the first two full fiscal years following the Alpha acquisition, Bain Capital may be paid a management fee for strategic, financial and other advisory services up to an annual maximum of $1.5 million at the discretion of Broder’s board of directors. Bain Capital received a fee of $0.4 million for fiscal 2003, as a pro rata portion of such fee for the period from the closing of the acquisition through December 31, 2003 and received a fee of $1.5 million for fiscal 2004. For each full fiscal year beginning in 2006, Bain Capital may be paid a fee up to an annual maximum of $3.0 million at the discretion of Broder’s board of directors. Before any such management fees may be paid, EBITDA, as defined in the amended and restated advisory agreement, after giving effect to payment of the management fee, must be greater than $52.0 million in order for Bain Capital to earn a fee. For purposes of calculating the payment of a management fee in 2004, EBITDA in 2004 was adjusted for certain cost savings that were expected to be achieved within twelve months of the agreement, without duplication of such cost savings actually realized through fiscal year 2004, as reviewed and approved by our board of directors in their reasonable discretion. Such actual and expected cost savings may not exceed, in the aggregate, $8.5 million. In an event of a change of control or initial public offering prior to the ten year period, Bain Capital has the right to terminate the agreement and receive a lump sum payment equivalent to three years of advisory fees. The agreement also requires Broder to pay investment banking fees in the amount of one percent of certain prescribed transactions, part of which could be used to offset the quarterly advisory fee otherwise due. We believe that the terms of such amended and restated advisory agreement with Bain Capital are no less favorable than those that could have been obtained pursuant to a similar agreement with an unrelated third party.

Payments for advisory services were $647,000 and $563,000 for the fiscal years ended December 31, 2004 and 2003, respectively. Bain Capital was paid a fee of approximately $4.5 million and $0.4 million upon completion of the Alpha and NES acquisitions, respectively. Bain Capital was paid a fee of approximately $0.5 million in connection with the private placement of $50.0 million aggregate principal amount of the Company’s 11 ¼% Senior Notes.

REGISTRATION AGREEMENT

In connection with the acquisition of Alpha, Broder and all of its equity holders (including the Bain Entities) entered into an amended and restated registration agreement on substantially identical terms to the registration agreement entered into in connection with the May 2000 recapitalization. The amended and restated registration rights agreement entitles the Bain Entities to unlimited long-form and short-form demand registrations at any time and at Broder’s expense. Pursuant to the agreement, upon completion of an initial public offering all holders of securities are entitled to piggyback registration rights, also at our expense. The registration agreement includes customary indemnification provisions in favor of controlling persons against liabilities under the Securities Act.

SEVERANCE ARRANGEMENTS

Mr. Morof, our former CFO, left the Company in March 2004. His then-existing employment agreement provided that in the event Mr. Morof terminated his employment for “good reason” (as defined in his employment agreement) or his employment was terminated by Broder without “cause” (as defined in his employment agreement), Mr. Morof would have been entitled to continue to receive his then current salary and benefits package for twelve months following the date of such termination. On October 7, 2003, Broder and Mr. Morof amended the employment agreement pursuant to a letter agreement which entitled Mr. Morof to view himself as terminated for “good reason” as of March 31, 2004. Pursuant to such letter, Mr. Morof continued his employment with Broder up to such date under the title of Senior Vice President in order to assist with the integration of Alpha and Broder. The letter provided for a minimum annual base salary and a bonus with respect to fiscal 2003 based on Broder’s performance and consistent with that paid to other senior executives of Broder. The letter further provided that on March 31, 2004, Mr. Morof would be paid a bonus of $100,000 and be entitled to receive severance payments in accordance with his then-existing employment agreement. When he left Broder, all stock and options held by him were repurchased by Broder at fair market value. Through December 25, 2004, we have made approximately $0.2 million in severance payments to Mr. Morof. The remaining severance obligation to Mr. Morof will total approximately $0.1 million.

Allen Menard, our former CEO, left the Company in November 2003. Through December 25, 2004, we have made $0.7 million in severance payments to Mr. Menard. The remaining severance obligations will total approximately $0.1 million.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Accountants for 2004 and 2003

The amounts shown below represent the fees billed by PricewaterhouseCoopers LLP for professional services rendered in respect to the fiscal years ended December 31, 2004 and 2003.

	(in thousands)
	2004 Fees	2003 Fees
Audit Fees	$532	$399
Audit Related Fees	383	1,715
Tax Fees	22	248
All Other Fees	—	—

The Audit Fees listed above were billed in connection with the audit of our financial statements for the fiscal year and the review of the financial statements included in our quarterly reports on Forms 10-Q for the fiscal year. The Audit Related Fees listed above were billed for accounting consultations and audits in connection with acquisitions and in connection with filings with the Securities and Exchange Commission. The Tax Fees listed above were billed for tax compliance, planning and advice, including with respect to proposed and consummated acquisitions and the integration of recently acquired businesses. We do not have a policy regarding pre-approval of non-audit services. Our board of directors will pre-approve any such services prior to their provision.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements. See Index to Consolidated Financial Statements attached hereto.
2. Financial Statements Schedule. See Index to Consolidated Financial Statements attached hereto.

(b)	Exhibits

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated July 12, 2003, by and among Broder Bros., Co., all of Alpha’s existing stockholders and bondholders and FNL Management Corp. (1)

2.2	Amendment No. 1 to Stock Purchase Agreement, dated July 24, 2003, by and among Broder Bros., Co., all of Alpha’s existing stockholders and bondholders and FNL Management Corp. (1)

2.3	Amendment No. 2 to Stock Purchase Agreement, dated September 19, 2003, by and among Broder Bros., Co., all of Alpha’s existing stockholders and bondholders and FNL Management Corp. (1)

2.4	Agreement and Plan of Merger by and among NES Clothing Company Holdings Trust, the shareholders of NES Clothing Company Holdings Trust, NES Acquisition Corp and Broder Bros., Co. dated as of August 30, 2004. (2)

2.5	Securities Purchase Agreement by and among Broder Bros., Co. and the purchasers listed therein, dated August 31, 2004. (2)

3.1	Articles of Incorporation of Broder Bros., Co., as amended and restated by Certificate of Amendment dated September 22, 2003. (1)

3.2	By-laws of Broder Bros., Co. (1)

4.1	Indenture, dated as of September 22, 2003, among Broder Bros., Co., Alpha Shirt Company, Alpha Shirt Holdings, Inc., ASHI, Inc., TSM Acquisition Co., and Wachovia Bank, National Association, as Trustee. (1)

4.2	Supplemental Indenture, dated as of September 30, 2004, among NES Clothing Company Holdings Trust, Aprons Unlimited, Inc., Broder Bros., Co. and Wachovia Bank, National Association, as trustee.

4.3	Registration Rights Agreement, dated September 22, 2003, among Broder Bros., Co., Alpha Shirt Company, Alpha Shirt Holdings, Inc., ASHI, Inc., TSM Acquisition Co. and the Initial Purchasers. (1)

4.4	Registration Rights Agreement, dated as of November 23, 2004, by and among the Company, the Guarantors named therein and the Initial Purchaser (3).

10.1	Credit Agreement dated as of September 22, 2003, among Broder Bros., Co., Alpha Shirt Company, Alpha Shirt Holdings, Inc., ASHI, Inc., TSM Acquisition Co., the Lenders named therein, UBS Securities LLC, UBS AG, Cayman Islands Branch, UBS AG, Stamford Branch, and the CIT Group/Commercial Services, Inc. (1)

10.2	Amended and Restated Shareholders Agreement, dated September 22, 2003, by and among Broder Bros., Co. and each of the shareholders listed in the schedules therein. (1)

10.3	Amended and Restated Registration Agreement, dated September 22, 2003, between Broder Bros., Co. and certain stockholders of the Issuer. (1)

10.4	Amended and Restated Advisory Agreement, dated September 22, 2003, between Broder Bros., Co. and Bain Capital, LLC. (1)

Exhibit No.	Description

10.5	Broder Bros., Co. 2000 Stock Purchase and Option Plan. (1)

10.6	Employment Agreement, dated May 3, 2000, between Broder Bros., Co. and Vince Tyra. (1)

10.7	Employment Agreement, dated May 3, 2000, between Broder Bros., Co. and Howard N. Morof. (1)

10.8	Deferred Compensation Agreement, dated May 3, 2000, between Broder Bros., Co. and Vince Tyra. (1)

10.9	Deferred Compensation Agreement, dated May 3, 2000, between Broder Bros., Co. and Michael T. Brode. (1)

10.10	Executive Stock Agreement, dated May 3, 2000, between Broder Bros., Co. and Vince Tyra. (1)

10.11	Executive Stock Agreement, dated May 3, 2000, between Broder Bros., Co. and Howard N. Morof. (1)

10.12	Warrant Agreement, dated May 3, 2000, between Broder Bros., Co. and the Purchasers named therein. (1)

10.13	Securities Purchase Agreement, dated September 22, 2003, by and among Broder Bros., Co. and the Purchasers named therein. (1)

10.14	Employment Letter Agreement, dated October 7, 2003, between Broder Bros., Co. and Howard N. Morof. (1)

10.15	Employment Agreement, dated December 22, 2003, between Broder Bros., Co. and Joseph G. Putnam. (1)

10.16	Employment Agreement, dated January 10, 2004, between Broder Bros., Co. and David Hollister. (1)

10.17	Employment Agreement, dated January 10, 2004, between Broder Bros., Co. and Vincent Tyra. (1)

10.18	Amended and Restated Employment Agreement, dated February 15, 2005, between Broder Bros., Co. and Mark Barrocas.

10.19	Registration Rights Agreement, dated as of November 23, 2004, by and among Broder Bros., Co., the Guarantors named therein and UBS Securities LLC. (4)

10.20	2004 Executive Stock Option Plan. (5)

21.1	Subsidiaries of Broder Bros., Co. (1)

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-110029).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 31, 2004.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K dated November 24, 2004.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K dated November 18, 2004.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRODER BROS., CO.

March 24, 2005	By:	/S/ VINCENT TYRA
Vincent Tyra Chief Executive Officer and Director (Principal Executive Officer)

March 24, 2005	By:	/S/ MARK BARROCAS
Mark Barrocas President and Director (Principal Operating Officer)

March 24, 2005	By:	/S/ DAVID HOLLISTER
David Hollister Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

March 24, 2005	By:	/S/ EDWARD CONARD
Edward Conard Director

March 24, 2005	By:	/S/ THOMAS MYERS
Thomas Myers Director

March 24, 2005	By:	/S/ STEPHEN ZIDE
Stephen Zide Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Registrant did not provide any annual report or proxy material to its security holders for the past fiscal year.