Form 10-Q
period 2005-03-26
BRODER BROS CO
filed 2005-05-10
CIK 1266700

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number: 333-110029

Broder Bros., Co.

(Exact name of Registrant as specified in its charter)

Michigan	38-1911112
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Six Neshaminy Interplex, 6th Floor, Trevose, PA	19053
(Address of principal executive office)	(Zip code)

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

As of May 6, 2005, there were 1,000,000 shares of Class L, Series 1 common stock outstanding; 966,791 shares of Class L, Series 2 common stock outstanding; 2,814,992 shares of Class L, Series 3 common stock outstanding; 2,721,509 shares of Class L, Series 4 common stock outstanding; 10,211,111 Class A common stock outstanding; and 29,025,688 shares of Class B common stock outstanding.

BRODER BROS., CO.

Quarterly Report for the Period Ended March 26, 2005

Broder Bros., Co. (the “Company”) is the issuer of $225.0 million aggregate principal amount of 11 1/4% Senior Notes due October 15, 2010. A total of $175.0 million aggregate principal amount of the Senior Notes (the “Initial Notes”) were the subject of an exchange offer that was registered with the Securities and Exchange Commission (“SEC”) (File No. 333-110029). A total of $50.0 million aggregate principal amount of the Senior Notes (the “Notes”) were the subject of an exchange offer that was registered with the SEC (File No. 333-123991). The Notes are additional debt securities issued under an indenture dated September 22, 2003, under which the Company previously issued the Initial Notes.

As used herein, unless the context indicates otherwise: (i) “Broder,” “Company,” “we,” our,” and “us,” refer collectively to Broder Bros., Co. and its consolidated subsidiaries; (ii) “Alpha” refers to the Company’s Alpha Shirt Company Division for periods after its acquisition by the Company and to Alpha Shirt Holdings, Inc. and its consolidated subsidiaries for periods prior to such acquisition; (iii) “Broder division” refers to the Company’s Broder Division; and (iv) “NES” refers to the Company’s NES Clothing Company Division for periods after the acquisition by the Company and to NES Clothing Holdings Trust and its consolidated subsidiaries for periods prior to such acquisition.

Part I. Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

BRODER BROS., CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 26, 2005	December 25, 2004
	(unaudited)
	(dollars in thousands, except per share amounts)
ASSETS
Current assets
Cash	$7,683	$2,321
Accounts receivable, net of allowance for doubtful accounts of $5,464 at March 26, 2005 and $4,664 at December 25, 2004	85,584	87,689
Finished goods inventory	222,084	174,789
Prepaid and other current assets	9,853	4,859
Deferred income taxes	8,910	8,809

Total current assets	334,114	278,467
Fixed assets, net	15,916	14,570
Goodwill	137,077	137,077
Other intangibles	79,985	83,409
Deferred financing fees, net	16,598	17,148
Deferred income taxes	6,146	6,004
Other assets	1,449	1,533

Total assets	$591,285	$538,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligations	$1,148	$748
Accounts payable	143,653	115,436
Accrued expenses	10,797	17,025
Accrued interest	11,664	4,958

Total current liabilities	167,262	138,167
Long-term debt and capital lease obligations, net of current portion	304,625	270,674
Deferred income taxes	38,422	42,079
Other long-term liabilities	7,987	8,929
Redeemable securities, net of employee note receivable	2,018	2,276

Total liabilities	520,314	462,125

Commitments and contingencies

Shareholders’ equity
Class L, Series 1 common stock; par value $0.01 per share; 2,000,000 shares authorized; 963,637 shares issued and outstanding (aggregate liquidation preference of $27,709 and $26,905 as of March 26, 2005 and December 25, 2004, respectively)	10	10
Class L, Series 2 common stock; par value $0.01 per share; 2,000,000 shares authorized; 931,635 shares issued and outstanding (aggregate liquidation preference of $19,663 and $18,297 as of March 26, 2005 and December 25, 2004, respectively)	10	10
Class L, Series 3 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,778,057 and 2,771,042 shares issued and outstanding (aggregate liquidation preference of $79,883 and $77,367 as of March 26, 2005 and December 25, 2004, respectively)	28	28
Class L, Series 4 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,685,802 and 2,679,019 shares issued and outstanding (aggregate liquidation preference of $56,687 and $52,616 as of March 26, 2005 and December 25, 2004, respectively)	27	27
Class A, common stock; par value $0.01 per share; 15,000,000 shares authorized; 9,695,252 shares issued and outstanding	96	96
Class B, common stock; par value $0.01 per share; 35,000,000 shares authorized; 28,644,854 and 28,572,519 shares issued and outstanding	286	286
Warrants—Class L, Series 3	1,471	1,471
Additional paid-in capital	120,108	119,792
Accumulated other comprehensive income	(92)	(111)
Accumulated deficit	(50,953)	(45,506)
Treasury stock; 100,000 shares of Class A common stock; at cost	(20)	(20)

Total shareholders’ equity	70,971	76,083

Total liabilities and shareholders’ equity	$591,285	$538,208

The accompanying notes are an integral part of the consolidated financial statements.

BRODER BROS., CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 26, 2005 and March 27, 2004

	2005	2004
	(unaudited)
	(dollars in thousands)
Net sales	$197,739	$176,760
Cost of sales	162,010	145,669

Gross profit	35,729	31,091
Warehousing, selling and administrative	35,898	31,276
Restructuring and asset impairment charges	943	661

Total operating expenses	36,841	31,937

Loss from operations	(1,112)	(846)
Other (income) expense
Interest	8,852	7,357
Change in fair value of interest rate swaps	(568)	(93)
Other, net	28	71

Total other expense	8,312	7,335

Loss before income taxes	(9,424)	(8,181)
Income tax benefit	(3,977)	(3,223)

Net loss	$(5,447)	$(4,958)

The accompanying notes are an integral part of the consolidated financial statements.

BRODER BROS., CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 26, 2005 and March 27, 2004

	2005	2004
	(unaudited)
	(dollars in thousands)
Cash flows from operating activities
Net loss	$(5,447)	$(4,958)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	1,636	1,529
Amortization	4,192	4,030
Provision for losses on accounts receivable	970	443
Deferred income taxes	(3,799)	(1,643)
Change in fair value of interest rate swaps	(568)	(93)
Asset impairment charges	52	—
Changes in operating accounts
Accounts receivable	1,135	(4,805)
Finished goods inventory	(47,295)	(20,970)
Deferred income taxes	(101)	(1,681)
Prepaid and other current assets	(4,910)	(2,869)
Accounts payable	38,242	47,076
Accrued liabilities and other	240	2,017

Net cash provided by (used in) operating activities	(15,653)	18,076

Cash flows from investing activities
Acquisition of fixed assets	(1,680)	(764)

Net cash used in investing activities	(1,680)	(764)

Cash flows from financing activities
Borrowings on revolving credit agreement	103,800	75,500
Repayments on revolving credit agreement	(70,800)	(76,400)
Payments of financing fees	(280)	—
Payments of principal on capital lease obligations, net	—	(466)
Change in book overdraft	(10,025)	(15,341)

Net cash provided by (used in) financing activities	22,695	(16,707)

Net increase in cash	5,362	605
Cash at beginning of period	2,321	3,175

Cash at end of period	$7,683	$3,780

Supplemental disclosure of cash flow information
Interest paid	$1,442	$1,420

Taxes paid, net of refunds	$339	$105

Assets acquired as a result of capital lease obligations	$1,442	$—

The accompanying notes are an integral part of the consolidated financial statements.

BRODER BROS., CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of the Company

Broder Bros., Co. together with its consolidated subsidiaries (the “Company”) is a national wholesale distributor of imprintable sportswear and related products which include undecorated or “blank” T-shirts, sweatshirts, polo shirts, fleece, caps, bags and other imprintable accessories that are decorated primarily for advertising and promotional purposes. Products are sold to screen printers, embroiderers and advertising specialty companies through seventeen distribution centers strategically located throughout the United States. These customers decorate the Company’s products with corporate logos, brands and other promotional images, then sell the imprinted sportswear and accessories to a highly diversified range of end-customers, including Fortune 1000 companies, sporting venues, concert promoters, athletic leagues, educational institutions and travel resorts.

In June 2003, the Company completed the purchase of T-Shirts & More, Inc. (“TSM”) through an asset purchase agreement, and in September 2003, the Company acquired all of the outstanding capital stock of Alpha Shirt Holdings, Inc. (“Alpha”), pursuant to a stock purchase agreement. In August 2004, the Company acquired all of the shares of beneficial interest of NES, a leading distributor of imprintable sportswear in New England. Immediately after consummation of the acquisitions, Alpha and its subsidiaries and NES and its subsidiary were merged with and into Broder Bros., Co., except for ASHI, Inc., which became a direct, wholly owned non-operating subsidiary of the Company until it also was subsequently merged with and into Broder Bros., Co. in the second quarter of 2005.

The Company operates on a 52/53-week year basis with the year ending on the last Saturday of December. The three months ended March 26, 2005 and March 27, 2004 each consisted of thirteen weeks. Fiscal periods are identified according to the calendar period that they most accurately represent. For example, the quarterly period ended March 26, 2005 is referred to herein as “the three months ended March 31, 2005” and the balance sheet dates of March 26, 2005 and December 25, 2004 are referred to herein as “March 31, 2005” and “December 31, 2004,” respectively.

Basis of Presentation of Unaudited Interim Financial Information

The unaudited consolidated financial information herein has been prepared in accordance with generally accepted accounting principles and are in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004 of the Company, which are included in the Form 10-K filed with the SEC on March 25, 2005.

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

Stock options

Effective December 26, 2004 the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, and its related implementation guidance. With the adoption of SFAS No. 123R, the Company is required to record compensation expense on stock options granted to employees. In accordance with SFAS No. 123R, the Company has applied the prospective transition method, whereby it will continue to account for any portion of awards outstanding at the date of transition using the accounting principles originally applied to those awards. Accordingly, upon adoption of SFAS No. 123R, there was no effect on income from continuing operations, income before income taxes, net income, cash flow from operations, or cash flow from financing activities. During the period from adoption through March 26, 2005, there were no new awards, and no modifications, repurchases or cancellations of existing awards and no compensation expense was recorded.

New Accounting Pronouncements

In January 2003, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 were required to be adopted for fiscal years ending after December 15, 2002. Effective December 26, 2004, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). With the adoption of SFAS No. 123R, the Company is required to record compensation expense on stock options granted to employees. In accordance with SFAS No. 123R, the Company has applied the prospective transition method, whereby it will continue to account for any portion of awards outstanding at the date of transition using the accounting principles originally applied to those awards. Accordingly, upon adoption of SFAS No. 123R, there was no effect on income from continuing operations, income before income taxes, net income, cash flow from operations, or cash flow from financing activities. During the period from adoption through March 26, 2005, there were no new awards, and no modifications, repurchases or cancellations of existing awards and no compensation expense was recorded.

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which was first issued in January 2003 and requires the consolidation of variable interest entities, as defined. For the Company, variable interest entities created after December 31, 2003 require application of the provisions of FIN 46 immediately. For all previously existing entities subject to FIN 46, application is required by the beginning of fiscal 2005. The Company is currently assessing the applicability and potential impact of FIN 46 on certain of its facility operating leases and other contractual relationships. If any of the entities related to these arrangements require consolidation under the provisions of FIN 46, the impact would be material to the Company’s financial position. For its interest in an entity that is subject to FIN 46 and that is created after December 31, 2003, the Company shall apply FIN 46 to that entity immediately. For its interest in an entity that is subject to FIN 46 and was created prior to December 31, 2003, the Company shall apply FIN 46 in fiscal 2005. Based on the Company’s preliminary assessment of FIN 46, the Company anticipates that it will not have a material effect on its financial condition, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 shall be applied prospectively, effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. The Company is currently assessing the impact that SFAS No. 151 would have on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 shall be applied prospectively, effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted. The Company has not entered into nonmonetary exchanges; accordingly, it anticipates that SFAS No. 153 will not have a material effect on its financial condition, results of operations or cash flows.

2. Acquisition

In accordance with SFAS No. 141, “Business Combinations,” the purchase price paid in the NES acquisition has been allocated to the assets acquired and liabilities assumed. In August 2004, the Company acquired all of the shares of beneficial interest of NES, a leading distributor of imprintable sportswear in New England. The primary benefit inherent in the NES acquisition was its strong market position in the New England region. The preliminary purchase price allocation of the acquisition of NES was performed with the assistance of an independent appraisal firm to determine valuations of identifiable intangible assets. The purchase price paid for NES was allocated based on the fair value of tangible and intangible assets acquired and liabilities assumed. The NES purchase price allocation is preliminary with respect to working capital and certain other assets and liabilities.

The following table represents the final allocation of the purchase price to assets acquired and liabilities assumed.

(dollars in thousands)
Accounts receivable	$15,627
Finished goods inventory	24,548
Other assets	1,263
Fixed assets	873
Customer relationships	7,580
Trademarks and trade names	4,000
Accounts payable and other liabilities	(18,086)
Deferred taxes, net	(4,080)

Purchase Price	$31,725

The unaudited pro forma financial information presented below gives effect to the NES acquisition as if it occurred on January 1, 2004. The information presented below is for illustrative purposes only and is not indicative of results which would have been achieved or may be achieved in the future.

Three Months Ended March 31, 2004
(dollars in thousands)
Net sales	$204,192
Gross profit	36,888
Income from operations	833
Net loss	(4,345)

The results of operations for this acquisition have been included in the consolidated financial statements since the date of acquisition.

3. Comprehensive Loss

	Three Months Ended March 31,
	2005	2004
	(dollars in thousands)
Net loss	$(5,447)	$(4,958)
Amortization of FAS 133 transition adjustment, net of taxes of $9 and $17, respectively	19	26

Comprehensive loss	$(5,428)	$(4,932)

4. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following:

	March 31, 2005	December 31, 2004
	(dollars in thousands)
Revolving credit facility	$77,000	$44,000
Senior notes	225,000	225,000
Unamortized debt premium	1,406	1,469
Capital lease obligations	2,367	953

	305,773	271,422
Less: current portion	1,148	748

Total long-term debt and capital lease obligations, excluding current portion	$304,625	$270,674

Principal payments on the revolving credit facility, senior notes and capital lease obligations for the next five years ending March 31 are as follows:

(dollars in thousands)
2006	$1,148
2007	680
2008	77,539
2009	—
2010	225,000

Revolving Credit Facility

In connection with the Alpha acquisition, the Company retired its existing revolving credit facility and entered into an amended revolving credit facility. The amended revolving credit facility is available until September 2008 and provides for aggregate borrowings of up to $175.0 million, subject to borrowing base limitations. The amended revolving credit facility is secured by first priority pledges of all the equity interests owned by the Company in its domestic subsidiaries and 66% of all equity interests in any future foreign subsidiaries. The amended revolving credit facility is also secured by first priority interests in, and mortgages on, substantially all tangible and intangible assets of the Company and each of its direct and indirect domestic subsidiaries. Availability under the amended revolving credit facility is based on a borrowing base calculated using advance rates applied to eligible accounts receivable and eligible inventory. The revolving credit facility contains both affirmative and negative covenants which, among other things, may require the Company to meet certain financial tests (including a minimum interest coverage ratio and minimum levels of EBITDA, as defined in the credit facility), and places limits upon capital expenditures, disposals of assets, mergers and acquisitions, further indebtedness, transactions with affiliates and other customary restrictions. The occurrence of certain of these events may accelerate required repayment. As of March 31, 2005, the Company was in compliance with all covenants.

The revolver agreement provides for interest based upon a fixed spread above the bank’s prime lending rate, or other rate options which are periodically fixed at a spread over the bank’s LIBOR lending rate. In addition, an unused credit facility fee ranging from 0.375% to 0.5% is charged quarterly on the average daily unused portion of the facility. The unused credit facility fees amounted to approximately $0.1 million for the three months ended March 31, 2005 and 2004, respectively. The effective interest rate at March 31, 2005 was 6.1% and the weighted average interest rate on the amended revolving credit facility for the three months ended March 31, 2005 was 5.3%. As of March 31, 2005, outstanding borrowings on the revolving credit facility were $77.0 million, which left $97.9 million of available borrowing base capacity. The effective interest rate at December 31, 2004 was 6.2%. As of December 31, 2004, outstanding borrowings on the revolving credit facility were $44.0 million, which left $105.1 million of available borrowing base capacity.

Deferred financing fees related to the revolving credit facility of $7.1 million are being amortized on a straight-line basis over the life of the facility.

The revolving credit facility also contains a provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the revolving credit agreement of $175.0 million. As of March 31, 2005 and December 31, 2004, the Company had approximately $15.6 million and $11.5 million, respectively, of outstanding letters of credit related to commitments for the purchase of inventory.

Senior Notes

In November 2004, the Company entered into a purchase agreement (the “Purchase Agreement”) with an initial purchaser regarding the private placement of $50.0 million aggregate principal amount of its 11 1/4% Senior Notes due 2010 (the “Notes”) to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. The Notes were issued at 103% of aggregate principal amount. In November 2004, the Company issued the Notes and received net proceeds of approximately $49.0 million, after deducting estimated fees and expenses related to the offering. The Company used such net proceeds to repay a portion of the outstanding borrowings under its revolving credit facility. On May 2, 2005, the Notes were the subject of an exchange offer that was registered with the Securities and Exchange Commission (“SEC”) (File No. 333-123991).

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

In September 2003, in connection with the Alpha acquisition, the Company completed a private offering of $175.0 million 11 1/4% Senior Notes due October 15, 2010. The proceeds of the private offering were used to finance the Alpha acquisition, repay existing indebtedness of the Company and Alpha, and to pay related fees and expenses. The Senior Notes are guaranteed on a senior unsecured basis by all existing and future material domestic subsidiaries, and pay interest semi-annually in arrears on April 15 and October 15 of each year. The indenture governing the Senior Notes contains customary affirmative and negative covenants which, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends, merge or consolidate, or otherwise sell or dispose of substantially all of the Company’s assets. The occurrence of certain of these events may accelerate required repayment of the notes.

Interest Rate Swaps

As a condition of its Revolving Credit Facility, the Company was required to enter into interest rate protection agreements (“swaps”). The Company does not use derivatives for speculative purposes.

The Company had outstanding interest rate swap agreements with a commercial bank as follows:

	Notional Amounts
	March 31, 2005	December 31, 2004
	(dollars in thousands)
Maturity—May 2005	$20,000	$20,000
Maturity—October 2008	10,000	10,000

	$30,000	$30,000

The Company is exposed to credit loss in the event of nonperformance by the counter party. The Company does not anticipate nonperformance to be likely. The Company has elected to not apply hedge accounting for these swap agreements. The fair value of these interest rate swaps approximated $(1.0) million and $(1.6) million at March 31, 2005 and December 31, 2004, respectively. This decrease in negative value during the three months ended March 31, 2005 has been recognized in earnings. In addition, approximately $19,000 and $26,000, net of tax, of the initial transition adjustment was reclassified to earnings during the three months ended March 31, 2005 and 2004, respectively. The Company expects to reclassify less than $0.1 million, net of tax, during the next 12 months. The swaps are classified on the consolidated balance sheets based on the expected timing of the cash flows related to the swaps. Approximately $0.1 million and $0.4 million of the swap liability were classified as accrued expenses at March 31, 2005 and December 31, 2004, respectively. Approximately $0.9 million and $1.2 million were classified as other long-term liabilities at March 31, 2005 and December 31, 2004, respectively.

Redeemable Securities

Certain key executives of the Company hold common shares, including shares of common stock sold by Bain Capital to certain executives, that may be put to the Company at their then fair market value if the executive terminates for any reason other than for cause or without good reason. Net of the related executive note receivable of approximately $0.4 million, the value of the redeemable securities was approximately $2.0 million and $2.3 million as of March 31, 2005 and December 31, 2004, respectively.

These redeemable securities were recorded as other long-term liabilities on the consolidated balance sheet at March 31, 2005 in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

During the three months ended March 31, 2005 and 2004, certain executives experienced triggering events which resulted in increases to additional paid-in capital of approximately $0.3 million in each period due to the redemption of their shares by Bain Capital. Redemption was considered to be uncertain for all other such redeemable securities as of March 31, 2005 and December 31, 2004 based on the fact that a triggering event has not occurred leading to an executive’s termination for any other reason than for cause or without good reason.

These shares, net of the related note receivable, have been recorded on the consolidated balance sheets at each of the following dates:

	Number of Shares	Common Stock at Par Value	Additional Paid-in Capital	Liquidated Preference
	(dollars in thousands)
March 31, 2005
Class A	515,859	$5.2	$95	$—
Class B	380,834	3.8	76	—
Class L, Series 1	36,363	0.4	572	1,045.6
Class L, Series 2	35,156	0.4	553	742.0
Class L, Series 3	36,935	0.4	627	1,062.0
Class L, Series 4	35,707	0.4	527	753.6

December 31, 2004
Class A	515,859	$5.2	$95	$—
Class B	453,169	4.5	92	—
Class L, Series 1	36,363	0.4	572	1,015.3
Class L, Series 2	35,156	0.4	553	690.5
Class L, Series 3	43,950	0.4	757	1,227.1
Class L, Series 4	42,490	0.4	636	834.5

5. Related Party Transactions

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

In connection with the acquisition of Alpha in September 2003, the Advisory Services Agreement was cancelled and replaced by a discretionary, contingency-based agreement, subject to certain limitations set forth therein. Under the amended and restated Advisory Services Agreement, for the first two full fiscal years following the acquisition and related equity investment by Bain Capital, Bain Capital may be paid a management fee for strategic, financial and other advisory services up to an annual maximum of $1.5 million at the discretion of the Company’s board of directors. The amended and restated Advisory Services Agreement states that in the event Bain Capital were to receive a fee for fiscal 2004, Bain Capital would also receive a pro rata portion of such fee for the period from the closing of the acquisition through December 31, 2003. At December 31, 2004 approximately $1.9 million of management fees payable to Bain Capital were reported in accrued expenses. These management fees consisted of a fee of $0.4 million for fiscal 2003, as a pro rata portion of such fee for the period from the closing of the acquisition through December 31, 2003 and, a fee of $1.5 million for fiscal 2004. These $1.9 million of fees were paid by the Company during the three months ended March 31, 2005

For each full fiscal year beginning in fiscal 2006, Bain Capital may be paid a fee up to an annual maximum of $3.0 million at the discretion of the Company’s board of directors. Before any such management fees may be paid, EBITDA, as defined in the amended and restated Advisory Services Agreement, after giving effect to payment of the management fee, must be greater than $52.0 million in order for Bain Capital to earn a fee. Except as described in this paragraph, the new Advisory Services Agreement is substantially identical to the prior advisory services agreement. The Company believes that the terms of such advisory services agreement with Bain Capital are no less favorable than those that could have been obtained pursuant to a similar agreement with an unrelated third party.

Bain Capital was paid fees of approximately $0.4 million upon the completion of the NES acquisition in August 2004, and $0.5 million upon completion of the private placement of $50.0 million aggregate principal amount of the Company’s 11 1/4% senior notes offering in November 2004.

In connection with a recapitalization of the Company and ensuing change in ownership following the May 2000 investment by affiliates of Bain Capital, Inc., the Company loaned an officer $1.0 million as a note receivable with interest at the annual short-term federal rate compounded annually. The note is due May 3, 2007. As security, the officer has pledged shares of the Company. The Company also entered into a non-contingent deferred compensation agreement with the same officer for $1.0 million also payable in 2007. The deferred compensation agreement was settled for its full value when the officer repaid a $0.7 million note payable to the Company during the three months ended June 30, 2004. The transactions had no net impact on cash flows of the Company, but resulted in the recognition of an approximate $0.2 million loss on the early retirement of the deferred compensation obligation. At March 31, 2005 and December 31, 2004, approximately $0.4 million of the note receivable including interest was outstanding and was included in redeemable securities, net of employee note receivable on the consolidated balance sheet.

6. Commitments and Contingencies

Self-Insured Health Plan

The Company maintains various medical plans for its employees, including a self-insured health plan. The Company has purchased stop loss insurance to supplement the self-insured health plan, which will reimburse the Company for individual claims in excess of $0.1 million annually or aggregate claims exceeding approximately $2.5 million. At March 31, 2005 and December 31, 2004, approximately $0.4 million and $0.6 million, respectively, were included in accrued liabilities for self-insured health plan costs.

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

Advisory Agreement

In connection with the acquisition of Alpha, the Company entered into an amended and restated Advisory Services Agreement with Bain Capital in September 2003. See Note 5.

7. Segment Information

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company’s principal operating segments are grouped into three business units: the Broder division, the Alpha division, and with the August 2004 acquisition of NES, the NES division. Operating segments are defined as components of the business for which separate information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. While management expects these segments to exhibit similar long-term financial performance because they have similar economic characteristics, the nature of each division’s products is similar, the type of customer is similar and the method used to distribute their products is similar, the Company has determined that it had three operating segments as of March 31, 2005 and December 31, 2004 because a comprehensive integration of NES had not occurred. Until such time as a comprehensive integration of NES has occurred, the Company intends to separately identify and manage certain key elements of each division. The following table presents information used by the Company’s chief operating decision makers in deciding how to allocate resources and in assessing performance.

	Broder	Alpha	NES	Consolidated
	(dollars in thousands)
Statement of Operations Information for the Three Months Ended March 31, 2005
Net sales	$73,897	$99,391	$24,451	$197,739
Cost of sales	61,772	80,512	19,726	162,010

Gross profit	$12,125	$18,879	$4,725	$35,729

Statement of Operations Information for the Three Months Ended March 31, 2004
Net sales	$79,771	$96,989	$—	$176,760
Cost of sales	68,110	77,559	—	145,669

Gross profit	$11,661	$19,430	$—	$31,091

Balance Sheet Information as of March 31, 2005
Accounts receivable, net	$31,635	$41,005	$12,944	$85,584
Finished goods inventory	86,326	103,134	32,624	222,084
Fixed assets, net	8,559	6,604	753	15,916
Goodwill, intangible assets and deferred financing fees	28,157	195,582	9,921	233,660
Accounts payable	56,264	71,734	15,655	143,653

Balance Sheet Information as of December 31, 2004
Accounts receivable, net	$31,805	$42,062	$13,822	$87,689
Finished goods inventory	70,552	72,007	32,230	174,789
Fixed assets, net	7,193	6,497	880	14,570
Goodwill, intangible assets and deferred financing fees	28,303	198,723	10,608	237,634
Accounts payable	45,622	43,130	26,684	115,436

8. Restructuring and Asset Impairment Charges

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

During the fourth quarter of 2003 and in fiscal 2004, the Company recorded a total of $10.8 million in restructuring charges under the 2003 Plan in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” on the Company’s Broder division. These charges consisted of (i) approximately $7.0 million in distribution center closure costs, which included the fair value of the future lease obligations as of the cease-use date, net of expected sub-lease rentals; (ii) approximately $3.0 million in cash severance and related benefits for distribution center and corporate office staff reductions; and (iii) $0.9 million in non-cash fixed asset impairment charges related to the disposal of distribution center fixed assets. The distribution centers were closed during the fourth quarter of 2003. The Company does not expect to incur any future restructuring charges related to the 2003 Plan. The Company will continue to make the remaining severance payments related to corporate employees through the second quarter of 2005 due to planned corporate employee termination dates. The future lease obligation is expected to be paid over the remaining lease term, which expires in March 2014.

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

During the year ended December 31, 2004, the Company’s Broder division also recorded approximately $0.8 million in lease termination and other costs for the fair value of future lease obligations related to the closure of its Cleveland, Ohio distribution center. The future lease obligation is expected to be paid over the remaining lease term, which expires in May 2007. During the first quarter of 2005, the Company’s Broder division recorded approximately $0.5 million in lease termination and other costs for the fair value of future lease obligations related to the closure of its Charlotte, North Carolina distribution center. The future lease obligation is expected to be paid over the remaining lease term, which expires in April 2007.

The Company’s NES division recorded a $0.2 million restructuring charge during 2004 and an additional $0.4 million in restructuring charges during the three months ended March 31, 2005. These charges consisted of severance related payments for NES corporate staff reductions resulting from the integration of NES into the Company. The Company expects to incur a total of approximately $0.8 million in cash severance and related benefits in connection with the NES workforce reduction. The majority of severance payments will be paid during the second and third quarters of 2005 due to NES corporate staff termination dates.

Restructuring activity is summarized as follows:

	Balance at December 31, 2004	Restructuring Charge	Cash Payments	Non-Cash Items Expensed Immediately	Balance at March 31, 2005
	(dollars in thousands)
Distribution center closure costs
Lease termination and other costs	$7,089	$436	$(125)	$—	$7,400
Severance and related benefits	—	17	—	—	17
Non-cash asset write-offs	—	52	—	(52)	—
Corporate workforce reduction
Severance and related benefits	697	—	(621)	—	76
NES severance and related benefits	233	438	(19)	—	652

	$8,019	$943	$(765)	$(52)	$8,145

The total of $8.1 million in accrued restructuring is recorded as $2.2 million in current liabilities and $5.9 million in long-term liabilities at March 31, 2005.

9. Condensed and Consolidating Financial Statements

The Company’s subsidiaries guarantee the outstanding indebtedness of the Company relating to its senior subordinated notes that are guaranteed on an unsecured basis. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis and are full and unconditional. TSM Acquisition Co. is a non-active subsidiary with no assets or operations. The remaining subsidiary, ASHI, Inc. was acquired in connection with the September 2003 acquisition of Alpha Shirt Holdings, Inc., and was merged with and into Broder Bros., Co. on March 28, 2005 and ceased to be a guarantor. The following condensed and consolidating financial statements are presented in accordance with Regulation S-X Rule 3-10 for Broder Bros., Co. and ASHI, Inc., for the period since the acquisition of ASHI, Inc.

BRODER BROS., CO. AND SUBSIDIARIES

CONDENSED AND CONSOLIDATING FINANCIAL STATEMENTS

	March 26, 2005				December 25, 2004
	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated
	(in thousands)
Balance Sheets
Cash	$7,675	$8	$—	$7,683	$2,313	$8	$—	$2,321
Intercompany receivable	17,253	—	(17,253)	—	19,781	—	(19,781)	—
All other current assets	326,431	—	—	326,431	276,146	—	—	276,146

Total current assets	351,359	8	(17,253)	334,114	298,240	8	(19,781)	278,467
Goodwill and intangibles, net	185,835	31,227	—	217,062	189,259	31,227	—	220,486
Investment in subsidiary	13,982	—	(13,982)	—	11,454	—	(11,454)	—
All other non-current assets	40,109	—	—	40,109	39,255	—	—	39,255

Total assets	$591,285	$31,235	$(31,235)	$591,285	$538,208	$31,235	$(31,235)	$538,208

Intercompany payable	$—	$17,253	$(17,253)	$—	$—	$19,781	(19,781)	$—
All other current liabilities	167,262	—	—	167,262	138,167	—	—	138,167

Total current liabilities	167,262	17,253	(17,253)	167,262	138,167	19,781	(19,781)	138,167
Non-current liabilities	353,052	—	—	353,052	323,958	—	—	323,958

Total liabilities	520,314	17,253	(17,253)	520,314	462,125	19,781	(19,781)	462,125
Shareholders’ equity	70,971	13,982	(13,982)	70,971	76,083	11,454	(11,454)	76,083

Total liabilities and shareholders’ equity	$591,285	$31,235	$(31,235)	$591,285	$538,208	$31,235	$(31,235)	$538,208

	For the Three Months Ended March 26, 2005				For the Three Months Ended March 27, 2004
	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated
Statements of Operations
Net sales	$197,739	$—	$—	$197,739	$176,760	$—	$—	$176,760
Cost of sales	162,010	—	—	162,010	145,669	—	—	145,669

Gross profit	35,729	—	—	35,729	31,091	—	—	31,091
Operating expenses	36,841	—	—	36,841	31,936	1	—	31,937

Loss from operations	(1,112)	—	—	(1,112)	(845)	(1)	—	(846)
Interest (income) expense	9,321	(1,037)	—	8,284	7,264	—	—	7,264
All other (income) expense	1,519	(1,491)	—	28	1,526	(1,455)	—	71
Equity in earnings of subsidiary	(2,528)	—	2,528	—	(1,454)	—	1,454	—

Total other (income) expense	8,312	(2,528)	2,528	8,312	7,336	(1,455)	1,454	7,335

Income (loss) before income taxes	(9,424)	2,528	(2,528)	(9,424)	(8,181)	1,454	(1,454)	(8,181)
Income tax benefit	(3,977)	—	—	(3,977)	(3,223)	—	—	(3,223)

Net income (loss)	$(5,447)	$2,528	$(2,528)	$(5,447)	$(4,958)	$1,454	$(1,454)	$(4,958)

	For the Three Months Ended March 26, 2005				For the Three Months Ended March 27, 2004
	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated
Statements of Cash Flows
Net income (loss)	$(5,447)	$2,528	$(2,528)	$(5,447)	$(4,958)	$1,454	$(1,454)	$(4,958)
Equity in earnings of subsidiary	(2,528)	—	2,528	—	(1,454)	—	1,454	—
Other operating cash flows	(7,678)	(2,528)	—	(10,206)	23,034	—	—	23,034

Net cash provided by (used in) operating activities	(15,653)	—	—	(15,653)	16,622	1,454	—	18,076
Net cash used in investing activities	(1,680)	—	—	(1,680)	(764)	—	—	(764)
Net cash provided by (used in) financing activities	22,695	—	—	22,695	(15,252)	(1,455)	—	(16,707)

Net increase (decrease) in cash	5,362	—	—	5,362	606	(1)	—	605
Cash at beginning of period	2,313	8	—	2,321	3,157	18	—	3,175

Cash at end of period	$7,675	$8	$—	$7,683	$3,763	$17	$—	$3,780

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a leading distributor of imprintable sportswear and accessories in the United States. Imprintable sportswear and accessories is an estimated $8 billion U.S. market in wholesale revenues and includes undecorated or “blank” T-shirts, sweatshirts, polo shirts, fleece, outerwear, caps, bags and other imprintable accessories that are decorated primarily for advertising and promotional purposes. We source product from more than 45 suppliers, including Russell, Fruit of the Loom, Hanes, Anvil and Gildan. Other exclusive or near-exclusive suppliers include retail brands such as Nike Golf, Adidas Golf, Perry Ellis, Columbia Sportswear, Weatherproof and Champion. We consider the term “near-exclusive” to represent those arrangements where, although not contractually entitled to exclusivity, we believe we are the only distributor to offer these products in an annual catalog to the imprintable sportswear industry. In addition to our distribution suppliers, we develop and source products from over 16 countries to support our private label brand initiatives, which include the brands Devon & Jones, HYP, Authentic Pigment, Desert Wash and Harvard Square, as well as the recently launched Chestnut Hill, Great Republic, Apples & Oranges and Harriton. Our products are sold to over 70,000 customers, primarily advertising specialty companies, screen printers, embroiderers and specialty retailers who decorate our blank product with corporate logos, brands and other promotional images. Our decorator customers then sell imprinted sportswear and accessories to a highly diversified range of end-consumers, including Fortune 1000 companies, sporting venues, concert promoters, athletic leagues, educational institutions and travel resorts. We believe our end-consumers are increasingly recognizing imprintable sportswear and accessories as highly differentiated, cost-effective advertising and promotional tools that help them grow their respective businesses and brand images. As a result, imprintable sportswear unit volume has grown significantly over the last ten years, increasing at a compound annual growth rate of approximately 7%.

Alpha Acquisition

In September 2003, we acquired all of the outstanding capital stock of Alpha pursuant to a stock purchase agreement entered into in July 2003. Immediately after consummation of the acquisition, Alpha and its subsidiaries were merged with and into Broder Bros., Co., except for ASHI, Inc., which became a direct, wholly owned subsidiary of the Company until it also was subsequently merged with and into Broder Bros., Co. on March 28, 2005. The total cash consideration in the acquisition was $247.8 million. The aggregate cash costs of the acquisition, together with the funds necessary to refinance certain existing indebtedness and pay the related fees and expenses, were financed by the following transactions:

•	$76.0 million of new equity contributed by Bain Capital, management and other investors;

•	borrowings of $92.0 million under a $175.0 million revolving credit facility; and

•	net proceeds from the issuance and sale of $175.0 million of 11 1/4% senior notes due 2010.

NES Acquisition

In August 2004, we acquired all the shares of beneficial interest of NES Clothing Company Holdings Trust (“NES”), a leading distributor of imprintable sportswear in New England. The purchase price was approximately $31.7 million, subject to adjustment, which included payment of consideration to NES shareholders, retirement of all NES indebtedness and payment of transaction fees. We funded the acquisition with $12.4 million of new equity invested by Bain Capital and $19.3 million of borrowings using available capacity under our revolving credit facility. For simplicity and efficiency purposes, NES and its subsidiary were merged with and into Broder Bros., Co. As a result of such merger, NES’s and its subsidiary’s corporate existences were terminated.

Potential Acquisition-Related Cost Savings

We believe that the primary benefits from the acquisitions of Alpha and NES include greater scale, broader product offering, extended national presence, regional market share strength and differentiated customer selling support. In addition, in connection with the Alpha and NES acquisitions, we identified cost reduction opportunities in redundant selling, general and administrative functions and overlapping distribution points. Upon commencement of the Alpha acquisition, we developed a plan to pursue these opportunities, which upon completion was initially estimated to generate $7.9 million of annual savings. As of the end of fiscal 2004, the Alpha integration was completed and expected annual run rate cost savings are $2.9 million in excess of the original estimate. Total annualized savings for the Alpha integration of $10.8 million consist of redundant selling, general and administrative positions and rationalization of distribution facilities of $4.5 million and $6.3 million, respectively. In addition, in connection with the NES acquisition, we expect to generate $1.6 million of annual savings, consisting of $1.2 million of redundant selling, general and administrative positions and $0.4 million due to the rationalization of our Broder Charlotte, North Carolina distribution facility which was closed in March 2005. We expect the remaining integration activities of the NES acquisition to be substantially completed by the end of 2005. We cannot assure you, however, that we will achieve any expected cost savings that have not been realized to date. As of March 31, 2005, we expect to incur an additional $1.4 million in operating costs and capital expenditures to complete the integration of NES that we do not expect to recur in the future. The current status and updated expectations relative to the Alpha and NES integration plans are summarized as follows:

	Cost Savings
	Annualized Savings for Completed Initiatives	Annualized Savings for Initiatives Still in Process	Total Expected Annualized Savings	Year Over Year Savings Reflected in Operating Results for the Three Months Ended March 31, 2005	Expected Future Savings Not Yet Reflected in Historical Results
	(dollars in millions)
Alpha Acquisition
Redundant selling, general and administrative positions	$4.5	$—	$4.5	$0.6	$1.1
Rationalization of distribution facilities	6.3	—	6.3	0.2	0.5

Total Alpha Acquisition	10.8	—	10.8	0.8	1.6

NES Acquisition
Redundant selling, general and administrative positions	0.6	0.6	1.2	—	1.2
Rationalization of distribution facilities	0.4	—	0.4	—	0.4

Total NES acquisition	1.0	0.6	1.6	—	1.6

Combined for the acquisitions	$11.8	$0.6	$12.4	$0.8	$3.2

All cost savings related to the integrations of Alpha and NES are gross amounts and do not reflect unrelated increases in operating expenses related to private label initiatives, organic growth, volume and other activities as discussed throughout this document.

Elimination of Quotas on Apparel Imports from China

On January 1, 2005 quotas on textile and apparel imports from China and other countries were eliminated. We do not expect the elimination of these quotas to have a material adverse impact on our business. The elimination of these quotas was anticipated and our trade brand suppliers have been proactive in developing efficient and competitive cost models. The commodity products we purchase from our trade brand suppliers have a relatively low labor component, which minimizes the low cost labor advantage of Chinese manufacturers. Additionally, our trade brand suppliers have efficiently located manufacturing facilities in Central America and the Caribbean basin which create advantages in the form of shorter lead times and lower freight costs.

We source certain of our lower volume, higher margin private label products from manufacturers in China, and expect to continue to take advantage of Chinese imports when it is efficient to do so. Due to longer lead times from manufacture to delivery, and the lack of any large North American warehouse storage and systems for replenishment of our inventories, there are currently no Chinese manufacturers capable of meeting our needs for high volume commodity products.

Results of Operations

The following table sets forth the amounts and the percentages of net sales that items in the consolidated statement of operations constitute for the periods indicated:

	Three Months Ended March 31,
	2005		2004		Increase (Decrease)
	(dollars in millions)
Net sales	$197.7	100.0%	$176.8	100.0%	$20.9	11.8%
Cost of sales	162.0	81.9	145.7	82.4	16.3	11.2

Gross profit	35.7	18.1	31.1	17.6	4.6	14.8
Warehousing, selling and administrative expenses	30.8	15.6	26.4	14.9	4.4	16.7
Depreciation and amortization	5.1	2.6	4.8	2.7	0.3	6.3
Restructuring and asset impairment charges	0.9	0.5	0.7	0.4	0.2	28.6

Loss from operations	(1.1)	(0.6)	(0.8)	(0.5)	(0.3)	(37.5)
Interest expense, net	8.3	4.2	7.3	4.1	1.0	13.7
Other expense (income)	—	—	—	—	—	—
Income tax benefit	(4.0)	(2.0)	(3.2)	(1.8)	(0.8)	(25.0)

Net loss	$(5.4)	(2.7)%	$(4.9)	(2.8)%	$(0.5)	(10.2)%

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

Net Sales. Net sales increased by approximately $20.9 million, or 11.8%, from $176.8 million for the three months ended March 31, 2004 to $197.7 million for the three months ended March 31, 2005. Net of a $24.5 million contribution to net sales from the acquired NES business, net sales decreased $3.6 million, or 2%, during the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The decrease resulted from the impact of (i) a 0.7% decrease in unit volume (estimated impact of $1.3 million) and (ii) a 1.3% decrease in average selling price (estimated impact of $2.3 million). The decrease in average selling price was primarily driven by our trade brands and was partially offset by migration to higher price point private label and exclusive products. The trend of declining average selling prices of our trade brands was partially stemmed during the three months ended March 31, 2005 due to capacity constraints at certain of our key suppliers which are expected to ease during the remainder of 2005. Volume levels decreased as a result of the supply constraints, a lack of supplier promotions and the impact of managing inventory levels during the transition to our 2005 product line.

Gross Profit. Gross profit increased by $4.6 million, or 14.8%, from $31.1 million for the three months ended March 31, 2004 to $35.7 million for the three months ended March 31, 2005. Net of a $4.6 million contribution to gross profit from the acquired NES business, gross profit remained consistent during the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The impact of a decrease in revenues and more aggressive pricing in our trade brands in an effort to stimulate volume growth in the absence of supplier sponsored promotions was offset by improvement from a migration to private label and exclusive products which generally have significantly higher gross margins.

Gross margin increased from 17.6% for the three months ended March 31, 2004 to 18.1% for the three months ended March 31, 2005. Net of the impact on gross margin resulting from the inclusion of NES in the three months ended March 31, 2005, gross margin increased from 17.6% to 18.0%.

Warehousing, Selling and Administrative Expenses (Excluding Depreciation and Amortization). Warehousing, selling and administrative expenses increased $4.4 million, or 16.7%, from $26.4 million for the three months ended March 31, 2004 to $30.8 million for the three months ended March 31, 2005. Net of $3.9 million of warehousing, selling and administrative expenses from the acquired NES business, the increase was $0.5 million, or 1.9%, reflecting the impact of: (i) estimated savings of approximately $0.8 million from the elimination of duplicative head count positions and the closure of facilities during 2004 in connection with the Alpha integration; (ii) increased investment in sales and marketing activities related to expansion of our private label products including the launch of four new private label brands, expansion of our outside sales force and the addition of an inside sales department for the Broder division (estimated combined impact $1.4 million); and (iii) incremental expenses for management fees, severance and expanded space in certain distribution facilities, approximately offset by incremental savings due to efficiencies in distribution and customer service operations.

Depreciation and Amortization. Depreciation and amortization increased $0.3 million, or 6.3%, from $4.8 million for the three months ended March 31, 2004 to $5.1 million for the three months ended March 31, 2005. Net of $0.9 million in depreciation and amortization from the acquired NES division, depreciation and amortization decreased by $0.6 million, primarily due to a decrease in amortization of intangible assets.

Restructuring and Asset Impairment Charges. As more fully described in Note 8 to the consolidated financial statements, we recorded a restructuring charge of $0.9 million during the three months ended March 31, 2005 related to the integration of NES and $0.7 million during the three months ended March 31, 2004 related to the integration of Alpha. Following the acquisition of Alpha in September 2003, we changed the inventory replenishment strategy of the combined company and performed a detailed review of our combined operations in order to identify areas of overlap and potential cost savings. As a result, we effected a restructuring plan designed to reduce our cost structure by eliminating duplicate head count and closing certain distribution centers. The Alpha integration was completed in fiscal 2004. In connection with the acquisition of NES in August 2004, we developed a restructuring plan which included the closure of one of our Charlotte, North Carolina distribution facilities and the reduction of head count for duplicative general and administrative functions. This plan was initiated during the three months ended December 31, 2004 and the facility closure occurred during the three months ended March 31, 2005. We expect the remaining head count reductions will occur by the end of fiscal 2005.

Loss from Operations. As a result of the factors described above, loss from operations increased by approximately $0.3 million, from a loss of $(0.8) million for the three months ended March 31, 2004 to a loss of $(1.1) million for the three months ended March 31, 2005.

Interest and Other Expense. Interest expense, net increased by $1.0 million, or 13.7%, from $7.3 million for the three months ended March 31, 2004 to approximately $8.3 million for the three months ended March 31, 2005. The net increase is primarily due to (i) $50.0 million of incremental 11 1/4% Senior Notes outstanding during the three months ended March 31, 2005 that were issued in November 2004 and proceeds from which were used to pay down our revolving debt including borrowings to finance the NES transaction (impact of $0.9 million); (ii) higher debt levels necessary to support the incremental NES business and increased investment in working capital as well as an increase of approximately 173 basis points in the average interest rate on our revolving debt (combined impact of $0.5 million); and (iii) a $0.5 million net positive effect of changes in the fair value of interest rate swaps ($0.6 million and $0.1 million net positive effect for the three months ended March 31, 2005 and 2004, respectively).

Income Taxes. The income tax benefit for the three months ended March 31, 2004 was $3.2 million, as compared to a tax benefit of $4.0 million for the three months ended March 31, 2005. The difference between the U.S. federal statutory rate of 35% and the effective benefit rate relates primarily to the federal benefit of deductible state and local taxes.

Net Loss. As a result of the factors described above, net loss increased by $0.5, from a net loss of $(4.9) million for the three months ended March 31, 2004 to a net loss of $(5.4) million for the three months ended March 31, 2005.

Liquidity and Capital Resources

Cash Flows

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

Net cash used in operating activities was approximately $15.7 million for the three months ended March 31, 2005 compared to cash provided by operating activities of approximately $18.1 million for the three months ended March 31, 2004. The change in cash flows from operating activities was due principally to $26.3 million of incremental increase in inventory during the first quarter of 2005 relative to the first quarter of 2004, significantly driven by private label inventories. The change in cash flows was also related to $8.9 million of incrementally lower increases in accounts payable during the first quarter of 2005 relative to the first quarter of 2004, also related to private label products.

Net cash used in investing activities was $1.7 million and $0.7 million for the three months ended March 31, 2005 and 2004, respectively, and represented capital expenditures.

Net cash provided by financing activities was approximately $22.7 million for the three months ended March 31, 2005 compared to net cash used by financing activities of $16.7 million for the three months ended March 31, 2004. The change in financing cash flows is primarily attributable to the incrementally higher increases in inventory during the first quarter of 2005 relative to the first quarter of 2004, and the incrementally lower increases in accounts payable during the first quarter of 2005 relative to the first quarter of 2004 as described under cash flows from operating activities.

Liquidity Position

We and our existing subsidiaries entered into a new revolving credit facility on September 22, 2003. The revolving credit facility provides for aggregate borrowings of up to $175.0 million, including provision for up to $25.0 million of letters of credit. As of March 31, 2005, outstanding borrowings on the revolving credit facility were $77.0 million, and outstanding letters of credit were $15.6 million, which left $82.4 million of available borrowing capacity, subject to borrowing base availability. As of March 31, 2005, the borrowing base availability of $97.9 million exceeded the borrowing capacity.

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

The indenture governing the senior notes and the revolving credit facility, among other things, (1) restrict the ability of us and our subsidiaries, including the guarantors of the notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (2) prohibit certain restrictions on the ability of certain of our subsidiaries, including the guarantors of the notes, to pay dividends or make certain payments to us and (3) place restrictions on the ability of us and our subsidiaries, including the guarantors of the notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to these notes and the revolving credit facility also contains various covenants which limit our discretion in the operation of our businesses. As of March 31, 2005, we were in compliance with all covenants under the indenture and the credit facility.

We rely primarily upon cash flow from operations and borrowings under our revolving credit facility to finance operations, capital expenditures and fluctuations in debt service requirements. Availability under the revolving credit facility fluctuates due to seasonal flows of the business, which impacts our borrowing base and our decisions around investment in inventory and overall growth of the business. W expect that availability during fiscal year 2005 will experience similar trends to prior years, and we may at times utilize the full capacity of our revolving credit facility. For the remainder of fiscal year 2005, we expect the low point of our availability (high point of borrowings) to occur during June 2005, and the high point of our availability (low point of borrowings) to occur in November 2005. We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations during the seasonal low period, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures and other needs of the business for at least the next twelve months. However, no assurance can be given that this will be the case, and we may require additional debt or equity financing to meet our working capital requirements.

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

Off Balance Sheet Arrangements

Our revolving credit facility contains provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the revolving credit agreement of $175.0 million. As of March 31, 2005, we had approximately $15.6 million of outstanding letters of credit related to commitments for the purchase of inventory.

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

Contractual Cash Obligations

The following table presents the aggregate amount of future cash outflows under our contractual cash obligations and commercial commitments as of March 31, 2005:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(dollars in millions)
Revolving credit facility	$77.0	$—	$—	$77.0	$—
Senior notes(1)	225.0	—	—	—	225.0
Operating lease obligations	70.0	9.8	18.7	14.5	27.0
Capital lease obligations	2.4	1.2	1.2	—	—
Supply agreements(2)	19.0	6.3	11.8	0.9	—
Expected interest payments(3)	143.5	26.4	52.2	51.1	13.8

Total contractual cash obligations	$536.9	$43.7	$83.9	$143.5	$265.8

(1)	Amounts shown do not include $1.5 million of premium that will be amortized over the term of the senior notes.
(2)	We are party to two separate supply agreements. In one supply agreement we are committed to purchase a minimum of $4.0 million of product during the period January 2005 through December 2006, and another $2.5 million during the period January 2007 through December 2008. Any shortfall in committed purchases for a given year may be carried forward or backward one year, subject to certain limits. If after carry forward or backward, actual purchases still fall short of committed levels, a penalty of 7.5% of the shortfall will be incurred.

In the other supply agreement we have committed to purchase a total of $15.0 million at a minimum of $5.0 million of product per year through 2007.

We do not believe these purchase commitments exceed normal requirements.

(3)	Represents expected interest payments for the life of the senior notes.

Litigation

We are party to various lawsuits arising out of the normal conduct of our business, none of which, individually or in the aggregate, are expected to have a material adverse effect on our results of operations or financial position.

Inflation

Prices of imprintable sportswear and accessories have experienced deflation as suppliers have moved manufacturing to lower cost offshore locations. Price deflation has not historically had a material effect on operating results during the periods presented, since falling input costs for individual products have generally been passed on to customers on a constant gross profit per unit basis. However, we cannot assure you that this trend will continue in the future.

Seasonality

Historically, the first quarter of our fiscal year generates the lowest levels of net sales, gross profit and operating profit. During 2004, pro forma for the effect of the acquisition of NES, first quarter net sales were 21.1% of the total for the year, and gross profit was 20.8% of the total for the year. Due to the level of fixed operating expenses, operating profit is normally significantly lower in the first quarter of our fiscal year. During fiscal year 2004, 100% of our operating profit was earned in the second, third and fourth quarters.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included elsewhere in this report. While all significant accounting policies are important to our consolidated financial statements, some of these policies may be viewed as being critical. Such policies are those that are both most important to the portrayal of our financial condition and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe our most critical accounting policies are as follows:

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

Derivative Financial Instruments. We do not use derivatives for speculative purposes. However, we have entered into interest rate protection agreements whereby we have contracted to pay a fixed interest rate in exchange for receipt of a variable rate. We have elected not to apply hedge accounting for the currently outstanding interest rate protection agreements. Accordingly, we record current interest rate swaps at fair value and record gains and losses on these contracts through our statement of operations. We will evaluate any future interest rate swaps and for those which qualify and for which we choose to designate as hedges of future cash flows, the effective portion of changes in fair value will be recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 were required to be adopted for fiscal years ending after December 15, 2002. Effective December 26, 2004, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). With the adoption of SFAS No. 123R, the Company is required to record compensation expense on stock options granted to employees. In accordance with SFAS No. 123R, the Company has applied the prospective transition method, whereby it will continue to account for any portion of awards outstanding at the date of transition using the accounting principles originally applied to those awards. Accordingly, upon adoption of SFAS No. 123R, there was no effect on income from continuing operations, income before income taxes, net income, cash flow from operations, or cash flow from financing activities. During the period from adoption through March 26, 2005, there were no new awards, and no modifications, repurchases or cancellations of existing awards and no compensation expense was recorded.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 shall be applied prospectively, effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. We are currently assessing the impact that SFAS No. 151 would have on our consolidated financial statements.

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

Sarbanes-Oxley Section 404 Compliance

We incur certain costs associated with being an SEC registrant because we registered debt securities in April 2004. We had previously expected to incur approximately $1.2 million during fiscal 2005 in direct and indirect costs associated with Sarbanes-Oxley Section 404 compliance, but on March 2, 2005, the SEC further extended the compliance dates for non-accelerated filers regarding amendments to the SEC’s rules under the Securities Exchange Act of 1934. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2006. This is a one-year extension from the previously established July 15, 2005 compliance date for non-accelerated filers. We are currently a non-accelerated filer because we do not have common equity securities registered with the SEC. We are currently evaluating the timing of documenting and/or implementing the additional processes and procedures necessary for Sarbanes-Oxley Section 404 compliance.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this Quarterly Report on Form 10-Q, other than historical information, may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these terms or other comparable words, or by discussions of strategy, plans or intentions. Examples of forward-looking statements are statements that concern future revenues, future costs, future capital expenditures, business strategy, competitive strengths, competitive weaknesses, goals, plans, references to future success or difficulties relating to acquisitions or similar strategic transactions and other similar information.

As used in this Form 10-Q, unless the context indicates otherwise: (i) the “Company,” refers collectively to Broder Bros., Co. and its consolidated subsidiaries; (ii) “Alpha” refers to the Company’s Alpha Shirt Company division for periods after its acquisition by the Company; (iii) “Broder division” refers to the Company’s Broder division; and (iv) “NES” refers to the Company’s NES Clothing Company division for periods after its acquisition by the Company. See Note 7 to the Consolidated Financial Statements for segment information.

The forward-looking statements in this document are based on our expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this document. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

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

•	Dependence on a Limited Number of Suppliers. We obtain a significant portion of the products we sell from a limited group of suppliers. From time to time, we may experience difficulties in receiving orders from some of these suppliers or certain products may not be available. Their ability to supply us with our products is subject to a number of risks, including production problems at our suppliers’ facilities, work stoppages or strikes by our suppliers’ employees. The partial or complete loss of any of these sources could have an adverse effect on our results of operations and damage customer relationships. Our relationships with suppliers are generally not governed by written contracts. Accordingly, they generally may be terminated at will by the supplier at any time. The loss of any of these suppliers could have an adverse effect on our sales and profitability. In addition, a significant increase in the price of one or more of the products we obtain from these key suppliers could materially and adversely affect our results of operations.

•	Disruptions in our Distribution Centers. We maintain 17 distribution centers and may establish additional facilities to expand into new markets. A serious disruption to any distribution center or to the flow of goods in or out of our centers due to fire, earthquake, act of terrorism or any other cause could damage a significant portion of our inventory and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. We could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a distribution center. As a result, any such disruption could have a material adverse effect on our business, results of operations and financial condition.

•	Private Label Product Initiatives. Our strategy includes a growing emphasis on developing, sourcing and distributing our own private label products which are complementary to our existing trade brands. While we believe increased emphasis on private label products adds value and profitability to our business, it also adds additional complexity to our operations, increases our working capital investment and presents an increased level of inventory risk. Our inability to manage these complexities and risks may adversely affect our results of operations and financial condition.

•	Integration of Acquisitions. We may not realize all of the anticipated operating synergies and cost savings from the Alpha acquisition or the NES acquisition and we may experience difficulties in integrating the operations of NES with our operations. We may not be able to successfully integrate and streamline overlapping functions or, if such activities are successfully accomplished, that such integration will not be more costly to accomplish than presently contemplated. In addition, we could encounter difficulties in managing the combined company due to its increased size and scope of operations.

•	Acquisition Strategy. We have expanded our business partly through acquisitions and establishing new distribution facilities in new markets and may continue to do so in the future. We may not succeed in: (i) identifying suitable acquisition candidates; (ii) completing acquisitions; (iii) integrating acquired operations into our existing operations; or (iv) expanding into new markets either through acquisitions or establishing new facilities. In addition, future acquisitions could have an adverse effect on our operating results, particularly in the fiscal quarters immediately following their completion while we integrate the operations of the acquired business. Acquired operations or new facilities may not achieve levels of revenues, profitability or productivity comparable with those achieved by our existing operations, or otherwise perform as expected.

•	Substantial Level of Indebtedness. As of March 31, 2005, we had approximately $302.0 million of borrowings under our senior notes indenture and revolving credit facility, and subject to restrictions therein, we may incur additional indebtedness. We expect to obtain the money to pay our expenses and service our debt obligations from cash flows from our operations. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. Our cash flow may not be sufficient to enable us to pay principal and interest on our debt and meet our other obligations. If we do not have enough liquidity, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We may not be able to do so on terms acceptable to us, or at all.

These and other applicable risks are described under the caption “Special Note Regarding Forward-Looking Statements” in the Company’s Form 10-K filed with the SEC. We assume no obligation to publicly update or revise any forward-looking statement made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2005, we had $77.0 million of debt outstanding under our revolving credit facility. Our revolving credit facility is subject to variable interest rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the March 31, 2005 level of borrowings, and further considering the interest rate protection agreements currently in place (see following paragraph), we estimate that a one percentage point increase in interest on our variable rate debt agreements would have increased interest expense for the three months ended March 31, 2005 by approximately $0.1 million.

We have entered into interest rate protection agreements whereby we have contracted to pay a fixed interest rate in exchange for receipt of a variable rate. Of the $30.0 million of notional principal amount under interest rate protection agreements, $20.0 million terminates in May 2005 and $10.0 million terminates in October 2008. We have elected not to apply hedge accounting for the currently outstanding interest rate protection agreements. Accordingly, we record our interest rate swaps at fair value on the balance sheet and record gains and losses on these contracts as well as the periodic settlements of these contracts through our statement of operations. We recorded other income of approximately $0.6 million and $0.1 million during the three months ended March 31, 2005 and 2004, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, they have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

On April 30, 2005 the Company completed the first of two stages of its information systems integration plan related to the merger of Broder Bros., Co. and NES. This enhancement combines the purchasing, forecasting, inventory control and inventory costing systems onto a single platform. The Chief Executive Officer and Chief Financial Officer expect that this change in systems and related controls will further enhance our internal controls and will provide greater visibility and more timely information.

Other than this April 30, 2005 transition, there were no changes during the first quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

May 10, 2005	BRODER BROS., CO.

	By:	/S/ VINCENT TYRA
Vincent Tyra
Chief Executive Officer and Director
(Principal Executive Officer)

May 10, 2005

	By:	/S/ DAVID J. HOLLISTER
David J. Hollister
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)