Form 10-Q
period 2005-06-25
BRODER BROS CO
filed 2005-08-09
CIK 1266700

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2005

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

As of August 5, 2005, there were 1,000,000 shares of Class L, Series 1 common stock outstanding; 966,791 shares of Class L, Series 2 common stock outstanding; 2,814,992 shares of Class L, Series 3 common stock outstanding; 2,721,509 shares of Class L, Series 4 common stock outstanding; 10,211,111 shares of Class A common stock outstanding; and 29,025,688 shares of Class B common stock outstanding.

BRODER BROS., CO. AND SUBSIDIARIES

Quarterly Report for the Period Ended June 25, 2005

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

BRODER BROS., CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 25, 2005	December 25, 2004
	(unaudited)
	(dollars in thousands, except per share amounts)
ASSETS
Current assets
Cash	$7,455	$2,321
Accounts receivable, net of allowance for doubtful accounts of $5,733 at June 25, 2005 and $4,664 at December 25, 2004	103,180	87,689
Finished goods inventory	228,281	174,789
Prepaid and other current assets	7,188	4,859
Deferred income taxes	8,946	8,809

Total current assets	355,050	278,467
Fixed assets, net	17,189	14,570
Goodwill	137,077	137,077
Other intangibles	76,696	83,409
Deferred financing fees, net	15,769	17,148
Deferred income taxes	4,487	6,004
Other assets	1,430	1,533

Total assets	$607,698	$538,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligations	$1,429	$748
Accounts payable	129,971	115,436
Accrued expenses	13,959	17,025
Accrued interest	6,019	4,958

Total current liabilities	151,378	138,167
Long-term debt and capital lease obligations, net of current portion	335,173	270,674
Deferred income taxes	38,330	42,079
Other long-term liabilities	7,800	8,929
Redeemable securities, net of employee note receivable	2,013	2,276

Total liabilities	534,694	462,125

Commitments and contingencies

Shareholders’ equity
Class L, Series 1 common stock; par value $0.01 per share; 2,000,000 shares authorized; 963,637 shares issued and outstanding (aggregate liquidation preference of $28,591 and $26,905 as of June 25, 2005 and December 25, 2004, respectively)	10	10
Class L, Series 2 common stock; par value $0.01 per share; 2,000,000 shares authorized; 931,635 shares issued and outstanding (aggregate liquidation preference of $20,412 and $18,297 as of June 25, 2005 and December 25, 2004, respectively)	10	10
Class L, Series 3 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,778,057 and 2,771,042 shares issued and outstanding (aggregate liquidation preference of $82,425 and $77,367 as of June 25, 2005 and December 25, 2004, respectively)	28	28
Class L, Series 4 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,685,802 and 2,679,019 shares issued and outstanding (aggregate liquidation preference of $58,846 and $52,616 as of June 25, 2005 and December 25, 2004, respectively)	27	27
Class A, common stock; par value $0.01 per share; 15,000,000 shares authorized; 9,695,252 shares issued and outstanding	96	96
Class B, common stock; par value $0.01 per share; 35,000,000 shares authorized; 28,644,854 and 28,572,519 shares issued and outstanding	286	286
Warrants—Class L, Series 3	1,471	1,471
Additional paid-in capital	120,169	119,792
Accumulated other comprehensive income	(73)	(111)
Accumulated deficit	(49,000)	(45,506)
Treasury stock; 100,000 shares of Class A common stock; at cost	(20)	(20)

Total shareholders’ equity	73,004	76,083

Total liabilities and shareholders’ equity	$607,698	$538,208

The accompanying notes are an integral part of the consolidated financial statements.

BRODER BROS., CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 25, 2005 and June 26, 2004

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
	(unaudited) (dollars to thousands)
Net sales	$262,059	$227,298	$459,798	$404,058
Cost of sales	212,887	186,479	374,897	332,148

Gross profit	49,172	40,819	84,901	71,910
Warehousing, selling and administrative	36,836	30,773	72,734	62,049
Restructuring and asset impairment charges	95	1,613	1,038	2,274

Total operating expenses	36,931	32,386	73,772	64,323

Income from operations	12,241	8,433	11,129	7,587
Other (income) expense
Interest	8,957	7,243	17,809	14,600
Change in fair value of interest rate swaps	(19)	(1,018)	(587)	(1,111)
Amortization of FAS 133 transition adjustment	29	50	57	100
Other, net	—	413	—	434

Total other expense	8,967	6,688	17,279	14,023

Income (loss) before income taxes	3,274	1,745	(6,150)	(6,436)
Income tax provision (benefit)	1,321	848	(2,656)	(2,375)

Net income (loss)	$1,953	$897	$(3,494)	$(4,061)

The accompanying notes are an integral part of the consolidated financial statements.

BRODER BROS., CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 25, 2005 and June 26, 2004

	Six Months Ended
	June 25, 2005	June 26, 2004
	(unaudited)
	(dollars in thousands)
Cash flows from operating activities
Net loss	$(3,494)	$(4,061)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	3,161	3,071
Amortization	8,247	8,060
Provision for losses on accounts receivable	1,440	1,046
Deferred income taxes	(2,369)	(1,504)
Change in fair value of interest rate swaps	(587)	(1,111)
Asset impairment charges	52	812
Loss on early retirement of deferred compensation arrangement	—	185
Changes in operating accounts
Accounts receivable	(16,931)	(16,685)
Finished goods inventory	(53,492)	(13,100)
Prepaid and other current assets	(2,226)	1,447
Accounts payable	36,015	33,998
Accrued expenses and other	(2,564)	(1,614)

Net cash provided by (used in) operating activities	(32,748)	10,544

Cash flows from investing activities
Acquisition of fixed assets	(3,118)	(2,384)

Net cash used in investing activities	(3,118)	(2,384)

Cash flows from financing activities
Borrowings on revolving credit agreement	239,500	235,700
Repayments on revolving credit agreement	(176,600)	(220,700)
Payments of principal on capital lease obligations, net	(420)	(686)
Payment of Kay’s seller note	—	(150)
Payment of deferred compensation arrangement	—	(939)
Proceeds from payment of employee note receivable	—	715
Change in book overdraft	(21,480)	(20,896)

Net cash provided by (used in) financing activities	41,000	(6,956)

Net increase in cash	5,134	1,204
Cash at beginning of period	2,321	3,175

Cash at end of period	$7,455	$4,379

Supplemental disclosure of cash flow information
Interest paid	$15,299	$10,895

Taxes paid, net of refunds	$414	$140

Assets acquired as a result of capital lease obligations	$2,825	$—

The accompanying notes are an integral part of the consolidated financial statements.

BRODER BROS., CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of the Company

Broder Bros., Co. together with its consolidated subsidiaries (the “Company”) is a national wholesale distributor of imprintable sportswear and related products which include undecorated or “blank” T-shirts, sweatshirts, polo shirts, fleece, caps, bags and other imprintable accessories that are decorated by the Company’s customers primarily for advertising and promotional purposes. Products are sold to screen printers, embroiderers and advertising specialty companies through seventeen distribution centers strategically located throughout the United States. These customers decorate the Company’s products with corporate logos, brands and other promotional images, then sell the imprinted sportswear and accessories to a highly diversified range of end-customers, including Fortune 1000 companies, sporting venues, concert promoters, athletic leagues, educational institutions and travel resorts.

In June 2003, the Company completed the purchase of T-Shirts & More, Inc. (“TSM”) through an asset purchase agreement. In September 2003, the Company acquired all of the outstanding capital stock of Alpha Shirt Holdings, Inc. (“Alpha”), pursuant to a stock purchase agreement. In August 2004, the Company acquired all of the shares of beneficial interest of NES, a leading distributor of imprintable sportswear in New England. Immediately after consummation of the acquisitions, Alpha and its subsidiaries and NES and its subsidiary were merged with and into Broder Bros., Co., except for ASHI, Inc., which became a direct, wholly owned non-operating subsidiary of the Company until it also was subsequently merged with and into Broder Bros., Co. in the second quarter of 2005.

The Company operates on a 52/53-week year basis with the year ending on the last Saturday of December. The three and six months ended June 25, 2005 and June 26, 2004 each consisted of thirteen and twenty six weeks, respectively. Fiscal periods are identified according to the calendar period that they most accurately represent. For example, the quarterly period ended June 25, 2005 is referred to herein as “the three months ended June 30, 2005” and the balance sheet dates of June 25, 2005 and December 25, 2004 are referred to herein as “June 30, 2005” and “December 31, 2004,” respectively.

Basis of Presentation of Unaudited Interim Financial Information

The unaudited consolidated financial information herein has been prepared in accordance with generally accepted accounting principles and is in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004 of the Company, which are included in the Form 10-K filed with the SEC on March 25, 2005.

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

Stock options

Effective December 26, 2004 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, and its related implementation guidance. With the adoption of SFAS No. 123R, the Company is required to record compensation expense on stock options granted to employees. In accordance with SFAS No. 123R, the Company has applied the prospective transition method, whereby it will continue to account for any portion of awards outstanding at the date of transition using the accounting principles originally applied to those awards. Accordingly, upon adoption of SFAS No. 123R, there was no effect on income from continuing operations, income before income taxes, net income, cash flow from operations, or cash flow from financing activities. During the period from adoption through June 25, 2005, there were no new awards, and no modifications, repurchases or cancellations of existing awards and no compensation expense was recorded.

Income Taxes

The difference between the U.S. federal statutory rate of 35% and the effective rate relates primarily to the unfavorable impact of state and local taxes and meals and entertainment.

New Accounting Pronouncements

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

2. Acquisition

In August 2004, the Company acquired all of the shares of beneficial interest of NES, a leading distributor of imprintable sportswear in New England. The primary benefit inherent in the NES acquisition was its strong market position in the New England region. The purchase price allocation of the acquisition of NES was performed with the assistance of an independent appraisal firm to determine valuations of identifiable intangible assets. In accordance with SFAS No. 141, “Business Combinations,” the purchase price paid for NES was allocated based on the fair value of tangible and intangible assets acquired and liabilities assumed.

The following table represents the allocation of the purchase price to assets acquired and liabilities assumed.

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

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(dollars in thousands)
Net sales	$266,912	$471,104
Gross profit	46,646	83,534
Income from operations	9,436	10,269
Net income (loss)	735	(3,610)

The results of operations for this acquisition have been included in the consolidated financial statements since the date of acquisition.

3. Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Net income (loss)	$1,953	$897	$(3,494)	$(4,061)
Amortization of FAS 133 transition adjustment, net of taxes (a)	19	34	38	67

Comprehensive income (loss)	$1,972	$931	$(3,456)	$(3,994)

(a)	Net of taxes of $10 and $16, respectively, for the three months ended June 30, 2005 and 2004 and net of taxes of $19 and $33, respectively, for the six months ended June 30, 2005 and 2004.

4. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following:

	June 30, 2005	December 31, 2004
	(dollars in thousands)
Revolving credit facility	$106,900	$44,000
Senior notes	225,000	225,000
Unamortized debt premium	1,344	1,469
Capital lease obligations	3,358	953

	336,602	271,422
Less: current portion	1,429	748

Total long-term debt and capital lease obligations, excluding current portion	$335,173	$270,674

Principal payments on the revolving credit facility and capital lease obligations for the next five years ending June 30 are listed in the table below. The $225.0 million in senior notes are due in October 2010.

(dollars in thousands)
2006	$1,429
2007	1,046
2008	706
2009	106,984
2010	93

Revolving Credit Facility

In connection with the Alpha acquisition, the Company retired its existing revolving credit facility and entered into an amended revolving credit facility. The amended revolving credit facility is available until September 2008 and provides for aggregate borrowings of up to $175.0 million, subject to borrowing base limitations. The amended revolving credit facility is secured by first priority pledges of all the equity interests owned by the Company in its domestic subsidiaries and 66% of all equity interests in any future foreign subsidiaries. The amended revolving credit facility is also secured by first priority interests in, and mortgages on, substantially all tangible and intangible assets of the Company and each of its direct and indirect domestic subsidiaries. Availability under the amended revolving credit facility is based on a borrowing base calculated using advance rates applied to eligible accounts receivable and eligible inventory. The revolving credit facility contains both affirmative and negative covenants which, among other things, may require the Company to meet certain financial tests (including a minimum interest coverage ratio and minimum levels of EBITDA, as defined in the credit facility), and places limits upon capital expenditures, disposals of assets, mergers and acquisitions, further indebtedness, transactions with affiliates and other customary restrictions. The occurrence of certain of these events may accelerate required repayment. As of June 30, 2005, the Company was in compliance with all covenants.

The revolver agreement provides for interest based upon a fixed spread above the bank’s prime lending rate, or other rate options which are periodically fixed at a spread over the bank’s LIBOR lending rate. In addition, an unused credit facility fee ranging from 0.375% to 0.5% is charged quarterly on the average daily unused portion of the facility. The unused credit facility fees were less than $0.1 million and were approximately $0.1 million for the three and six months ended June 30, 2005, respectively. The effective interest rate at June 30, 2005 was 5.9% and the weighted average interest rate on the amended revolving credit facility for the six months ended June 30, 2005 was 5.1%. As of June 30, 2005, outstanding borrowings on the revolving credit facility were $106.9 million, which left $55.6 million of available borrowing capacity, subject to borrowing base availability. As of June 30, 2005, the borrowing base availability of $89.8 million exceeded the borrowing capacity. The effective interest rate at December 31, 2004 was 6.2%. As of December 31, 2004, outstanding borrowings on the revolving credit facility were $44.0 million, which left $105.1 million of available borrowing base capacity.

Deferred financing fees related to the revolving credit facility of $7.1 million are being amortized on a straight-line basis over the life of the facility.

The revolving credit facility also contains a provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the revolving credit agreement of $175.0 million. As of June 30, 2005 and December 31, 2004, the Company had approximately $12.5 million and $11.5 million, respectively, of outstanding letters of credit primarily related to commitments for the purchase of inventory.

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

The Notes are general unsecured senior obligations of the Company and are guaranteed by the Company’s domestic subsidiary. Interest is payable on April 15 and October 15 of each year beginning April 15, 2005 until the maturity date of October 15, 2010. The Company may redeem up to 35% of the Notes before October 15, 2006, using the proceeds of certain equity offerings. The Company is required to repurchase the Notes if it sells all or substantially all of its assets or experiences specific kinds of changes in control.

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

The Company had outstanding interest rate swap agreements with a commercial bank as follows:

	Notional Amounts
	June 30, 2005	December 31, 2004
	(dollars in thousands)
Maturity—May 2005	$—	$20,000
Maturity—October 2008	10,000	10,000

	$10,000	$30,000

The Company is exposed to credit loss in the event of nonperformance by the counter party. The Company does not anticipate nonperformance to be likely. The Company has elected to not apply hedge accounting for these swap agreements. The fair value of these interest rate swaps approximated $(1.0) million and $(1.6) million at June 30, 2005 and December 31, 2004, respectively. This decrease in negative value during the six months ended June 30, 2005 has been recognized in earnings. In addition, approximately $38,000 and $67,000, net of tax, of the initial transition adjustment was reclassified to earnings during the six months ended June 30, 2005 and 2004, respectively. The Company expects to reclassify less than $0.1 million, net of tax, during the next 12 months. The swaps are classified on the consolidated balance sheets based on the expected timing of the cash flows related to the swaps. Approximately $0.4 million of the swap liability was classified as accrued expenses at December 31, 2004, while there was no short term liability at June 30, 2005. Approximately $1.0 million and $1.2 million were classified as other long-term liabilities at June 30, 2005 and December 31, 2004, respectively.

Redeemable Securities

Certain key executives of the Company hold common shares, including shares of common stock sold by Bain Capital to certain executives, that may be put to the Company at their then fair market value if the executive terminates for any reason other than for cause or without good reason. Net of the related executive note receivable of approximately $0.4 million, the value of the redeemable securities was approximately $2.0 million and $2.3 million as of June 30, 2005 and December 31, 2004, respectively.

These redeemable securities were recorded as other long-term liabilities on the consolidated balance sheet at June 30, 2005 in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

During the six months ended June 30, 2005 and 2004, certain executives experienced triggering events which resulted in increases to additional paid-in capital of approximately $0.3 million in each period due to the redemption of their shares by Bain Capital. Redemption was considered to be uncertain for all other such redeemable securities as of June 30, 2005 and December 31, 2004 based on the fact that a triggering event has not occurred leading to an executive’s termination for any other reason than for cause or without good reason.

These shares, net of the related note receivable, have been recorded on the consolidated balance sheets at each of the following dates:

	Number of Shares	Common Stock at Par Value	Additional Paid-in Capital	Liquidated Preference
	(dollars in thousands)
June 30, 2005
Class A	515,859	$5.2	$95	$—
Class B	380,834	3.8	76	—
Class L, Series 1	36,363	0.4	572	1,078.9
Class L, Series 2	35,156	0.4	553	770.3
Class L, Series 3	36,935	0.4	627	1,095.9
Class L, Series 4	35,707	0.4	527	782.3

December 31, 2004
Class A	515,859	$5.2	$95	$—
Class B	453,169	4.5	92	—
Class L, Series 1	36,363	0.4	572	1,015.3
Class L, Series 2	35,156	0.4	553	690.5
Class L, Series 3	43,950	0.4	757	1,227.1
Class L, Series 4	42,490	0.4	636	834.5

5. Related Party Transactions

In May 2000, the Company entered into an Advisory Services Agreement with Bain Capital, Inc. pursuant to the Merger Agreement and Recapitalization of the Company. The Advisory Services Agreement required the Company to pay a quarterly advisory fee of approximately $0.2 million for a ten year period. In an event of a change of control or Initial Public Offering prior to the completion of the ten year period, Bain Capital would have received a lump sum payment equivalent to three years of advisory fees. The agreement also required the Company to pay investment banking fees in the amount of 1% of certain prescribed transactions, part of which could have been used to offset the quarterly advisory fee otherwise due.

In connection with the acquisition of Alpha in September 2003, the Advisory Services Agreement was cancelled and replaced by a discretionary, contingency-based agreement, subject to certain limitations set forth therein. Under the amended and restated Advisory Services Agreement, for the first two full fiscal years following the acquisition and related equity investment by Bain Capital, Bain Capital may be paid a management fee for strategic, financial and other advisory services up to an annual maximum of $1.5 million at the discretion of the Company’s board of directors. The amended and restated Advisory Services Agreement states that in the event Bain Capital were to receive a fee for fiscal 2004, Bain Capital would also receive a pro rata portion of such fee for the period from the closing of the acquisition through December 31, 2003. At December 31, 2004 approximately $1.9 million of management fees payable to Bain Capital were reported in accrued expenses. These management fees consisted of a fee of $0.4 million for fiscal 2003, as a pro rata portion of such fee for the period from the closing of the acquisition through December 31, 2003 and, a fee of $1.5 million for fiscal 2004. These $1.9 million of fees were paid by the Company during the three months ended March 31, 2005. During the six months ended June 30, 2005, the Company recorded management fees of $0.6 million, which are included in accrued expenses.

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

Bain Capital was paid fees of approximately $0.4 million upon the completion of the NES acquisition in August 2004, and $0.5 million upon completion of the private placement of $50.0 million aggregate principal amount of the Company’s 11 1/4 % senior notes offering in November 2004.

In connection with a recapitalization of the Company and ensuing change in ownership following the May 2000 investment by affiliates of Bain Capital, Inc., the Company loaned an officer $1.0 million as a note receivable with interest at the annual short-term federal rate compounded annually. The note is due May 3, 2007. As security, the officer has pledged shares of the Company. The Company also entered into a non-contingent deferred compensation agreement with the same officer for $1.0 million also payable in 2007. The deferred compensation agreement was settled for its full value when the officer repaid a $0.7 million note payable to the Company during the three months ended June 30, 2004. The transactions had no net impact on cash flows of the Company, but resulted in the recognition of an approximate $0.2 million loss on the early retirement of the deferred compensation obligation. At June 30, 2005 and December 31, 2004, approximately $0.4 million of the note receivable including interest was outstanding and was included in redeemable securities, net of employee note receivable on the consolidated balance sheet.

6. Commitments and Contingencies

Self-Insured Health Plan

The Company maintains various medical plans for its employees, including a self-insured health plan. The Company has purchased stop loss insurance to supplement the self-insured health plan, which will reimburse the Company for individual claims in excess of $0.1 million annually or aggregate claims exceeding approximately $2.5 million. At June 30, 2005 and December 31, 2004, approximately $0.5 million and $0.6 million, respectively, were included in accrued liabilities for self-insured health plan costs.

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

7. Segment Information

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company’s principal operating segments are grouped into three business units: the Broder division, the Alpha division, and with the August 2004 acquisition of NES, the NES division. Operating segments are defined as components of the business for which separate information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. While management expects these segments to exhibit similar long-term financial performance because they have similar economic characteristics, the nature of each division’s products is similar, the type of customer is similar and the method used to distribute their products is similar, the Company has determined that it had three operating segments as of June 30, 2005 and December 31, 2004 because a comprehensive integration of NES had not occurred. Until such time as a comprehensive integration of NES has occurred, the Company intends to separately identify and manage certain key elements of each division. The following table presents information used by the Company’s chief operating decision makers in deciding how to allocate resources and in assessing performance.

Statement of Operations Information

	Three Months Ended June 30,
	2005				2004
	Broder	Alpha	NES	Consolidated	Broder	Alpha	NES	Consolidated
	(dollars in thousands)
Net sales	$99,160	$125,973	$36,926	$262,059	$104,070	$123,228	$—	$227,298
Cost of sales	82,821	99,858	30,208	212,887	86,201	100,278	—	186,479

Gross profit	$16,339	$26,115	$6,718	$49,172	$17,869	$22,950	$—	$40,819

	Six Months Ended June 30,
	2005				2004
	Broder	Alpha	NES	Consolidated	Broder	Alpha	NES	Consolidated
Net sales	$173,057	$225,364	$61,377	$459,798	$183,841	$220,217	$—	$404,058
Cost of sales	144,593	180,370	49,934	374,897	154,312	177,836	—	332,148

Gross profit	$28,464	$44,994	$11,443	$84,901	$29,529	$42,381	$—	$71,910

Balance Sheet Information

	Broder	Alpha	NES	Consolidated
	(dollars in thousands)
As of June 30, 2005
Accounts receivable, net	$37,749	$48,635	$16,796	$103,180
Finished goods inventory	91,492	109,196	27,593	228,281
Fixed assets, net	8,180	8,190	819	17,189
Goodwill, intangible assets and deferred financing fees	27,358	192,949	9,235	229,542
Accounts payable	55,827	57,365	16,779	129,971

As of December 31, 2004
Accounts receivable, net	$31,805	$42,062	$13,822	$87,689
Finished goods inventory	70,552	72,007	32,230	174,789
Fixed assets, net	7,193	6,497	880	14,570
Goodwill, intangible assets and deferred financing fees	28,303	198,723	10,608	237,634
Accounts payable	45,622	43,130	26,684	115,436

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

During the fourth quarter of 2003 and in fiscal 2004, the Company recorded a total of $10.8 million in restructuring charges under the 2003 Plan in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” on the Company’s Broder division. These charges consisted of (i) approximately $7.0 million in distribution center closure costs, which included the fair value of the future lease obligations as of the cease-use date, net of expected sub-lease rentals; (ii) approximately $3.0 million in cash severance and related benefits for distribution center and corporate office staff reductions; and (iii) $0.9 million in non-cash fixed asset impairment charges related to the disposal of distribution center fixed assets. The distribution centers were closed during the fourth quarter of 2003. The Company does not expect to incur any future restructuring charges related to the 2003 Plan. The Company made the remaining severance payments related to corporate employees through the second quarter of 2005 due to planned corporate employee termination dates. The future lease obligation is expected to be paid over the remaining lease term, which expires in March 2014.

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

During the year ended December 31, 2004, the Company’s Broder division also recorded approximately $0.8 million in lease termination and other costs for the fair value of future lease obligations related to the closure of its Cleveland, Ohio distribution center. The future lease obligation is expected to be paid over the remaining lease term, which expires in May 2007. During the first six months of 2005, the Company’s Broder division recorded approximately $0.5 million in lease termination and other costs for the fair value of future lease obligations related to the closure of its Charlotte, North Carolina distribution center in the first quarter of 2005. The future lease obligation is expected to be paid over the remaining lease term, which expires in April 2007.

The Company’s NES division recorded a $0.2 million restructuring charge during 2004 and an additional $0.5 million in restructuring charges during the six months ended June 30, 2005. These charges consisted of severance related payments for NES corporate staff reductions resulting from the integration of NES into the Company. The Company expects to incur a total of approximately $0.8 million in cash severance and related benefits in connection with the NES workforce reduction. The majority of severance payments will be paid within the next twelve months due to NES corporate staff termination dates.

Restructuring activity is summarized as follows:

	Balance at December 31, 2004	Restructuring Charge	Cash Payments	Non-Cash Items Expensed Immediately	Balance at June 30, 2005
	(dollars in thousands)
Distribution center closure costs
Lease termination and other costs	$7,089	$436	$(614)	$—	$6,911
Severance and related benefits	—	17	(17)	—	—
Non-cash asset write-offs	—	52	—	(52)	—
Corporate workforce reduction
Severance and related benefits	697	—	(697)	—	—
NES severance and related benefits	233	533	(161)	—	605

	$8,019	$1,038	$(1,489)	$(52)	$7,516

The total of $7.5 million in accrued restructuring is recorded as $2.1 million in current liabilities and $5.4 million in long-term liabilities at June 30, 2005.

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

Alpha Acquisition

In September 2003, we acquired all of the outstanding capital stock of Alpha pursuant to a stock purchase agreement entered into in July 2003. Immediately after consummation of the acquisition, Alpha and its subsidiaries were merged with and into Broder Bros., Co., except for ASHI, Inc., which became a direct, wholly owned subsidiary of the Company until it also was subsequently merged with and into Broder Bros., Co. on March 28, 2005. The total cash consideration in the acquisition was $247.8 million. The aggregate cash costs of the acquisition, together with the funds necessary to refinance certain existing indebtedness and pay the related fees and expenses, were financed by $76.0 million of new equity contributed by Bain Capital, management and other investors; borrowings of $92.0 million under a $175.0 million revolving credit facility; and net proceeds from the issuance and sale of $175.0 million of 11 1/4% senior notes due 2010.

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

Potential Acquisition-Related Cost Savings

We believe that the primary benefits from the acquisitions of Alpha and NES include greater scale, broader product offering, extended national presence, regional market share strength and differentiated customer selling support. In addition, in connection with the Alpha and NES acquisitions, we identified cost reduction opportunities in redundant selling, general and administrative functions and overlapping distribution points. Upon commencement of the Alpha acquisition, we developed a plan to pursue these opportunities, which upon completion was initially estimated to generate $7.9 million of annual savings. As of the end of fiscal 2004, the Alpha integration was completed and expected annual run rate cost savings are $2.9 million in excess of the original estimate. Total annualized savings for the Alpha integration of $10.8 million consist of redundant selling, general and administrative positions and rationalization of distribution facilities of $4.5 million and $6.3 million, respectively. In addition, in connection with the NES acquisition, we expect to generate $1.6 million of annual savings, consisting of $1.2 million of redundant selling, general and administrative positions and $0.4 million due to the rationalization of our Broder Charlotte, North Carolina distribution facility which was closed in March 2005. As of June 30, 2005, integration activities related to the NES acquisition are substantially complete. We cannot assure you, however, that we will achieve any expected cost savings that have not been realized to date. As of June 30, 2005, we expect to incur up to an additional $0.5 million in capital expenditures related to further potential consolidation of NES management information systems. The current status and updated expectations relative to the Alpha and NES integration activities are summarized as follows:

	Cost Savings				Expected Future Savings Not Yet Reflected in Historical Results
	Annualized Savings for Completed Initiatives	Annualized Savings for Initiatives Still in Process	Total Expected Annualized Savings	Year Over Year Savings Reflected in Operating Results for the Six Months Ended June 30, 2005
	(dollars in millions)
Alpha Acquisition
Redundant selling, general and administrative positions	$4.5	$—	$4.5	$1.0	$0.7
Rationalization of distribution facilities	6.3	—	6.3	0.5	0.2

Total Alpha Acquisition	10.8	—	10.8	1.5	0.9

NES Acquisition
Redundant selling, general and administrative positions	1.2	—	1.2	0.2	1.0
Rationalization of distribution facilities	0.4	—	0.4	0.1	0.3

Total NES acquisition	1.6	—	1.6	0.3	1.3

Combined for the acquisitions	$12.4	$—	$12.4	$1.8	$2.2

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

We source certain of our lower volume, higher margin private label products from manufacturers in China, and expect to continue to take advantage of Chinese imports when it is efficient to do so. Due to longer lead times from manufacture to delivery, and the lack of any large North American warehouse storage and systems for replenishment of our inventories, we believe there are currently no Chinese manufacturers capable of meeting our needs for high volume commodity products.

Results of Operations

The following table sets forth the amounts and the percentages of net sales that items in the consolidated statement of operations constitute for the periods indicated:

	Three Months Ended June 30,						Six Months Ended June 30,
	2005		2004		Increase (Decrease)		2005		2004		Increase (Decrease)
	(dollars in millions)
Net Sales	$262.1	100.0%	$227.3	100.0%	$34.8	15.3%	$459.8	100.0%	$404.1	100.0%	$55.7	13.8%
Cost of sales	212.9	81.2	186.5	82.0	26.4	14.2	374.9	81.5	332.2	82.2	42.7	12.9

Gross profit	49.2	18.8	40.8	18.0	8.4	20.5	84.9	18.5	71.9	17.8	13.0	18.1
Warehousing, selling, and administrative expenses	32.0	12.2	26.0	11.4	6.0	23.3	62.8	13.6	52.3	12.9	10.4	19.9
Depreciation and amortization	4.9	1.9	4.8	2.1	0.1	0.7	10.0	2.2	9.7	2.4	0.3	2.8
Restructuring and asset impairment charges	0.1	0.1	1.6	0.7	(1.5)	(94.1)	1.0	0.2	2.3	0.6	(1.2)	(54.3)

Income from operations	12.2	4.7	8.4	3.7	3.8	45.1	11.1	2.4	7.6	1.9	3.5	46.7
Interest expense, net	8.9	3.4	6.2	2.7	2.7	42.9	17.3	3.8	13.5	3.3	3.7	27.2
Other expense (income)	—	—	0.5	0.2	(0.5)	(100.0)	—	—	0.5	0.1	(0.5)	(100.0)
Income tax provision (benefit)	1.3	0.5	0.8	0.4	0.5	55.8	(2.7)	(0.6)	(2.4)	(0.6)	(0.3)	(11.8)

Net Income (Loss)	$2.0	0.7%	$0.9	0.4%	$1.1	100+ %	$(3.5)	(0.8)%	$(4.0)	(1.0)%	$0.5	14.0%

Three months ended June 30, 2005 compared to the three months ended June 30, 2004

Net Sales. Net sales increased by approximately $34.8 million, or 15.3%, from $227.3 million for the three months ended June 30, 2004 to $262.1 million for the three months ended June 30, 2005. Net of a $36.9 million contribution to net sales from the acquired NES business, net sales decreased $2.1 million, or 1.0%, during the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The decrease resulted from the net impact of (i) a 4.2% decrease in unit volume (estimated impact of $9.6 million) and (ii) improved average selling prices (estimated impact of $7.5 million). The increase in average selling price was the combined result of improved mix of higher price point private label and exclusive products, and stable year over year average selling prices of our trade brand products. Trade brand products continued to be adversely impacted by capacity constraints at certain of our key suppliers. Volume levels decreased as a result of the supply constraints and a corresponding reduction in supplier promotions. The trade brand supply constraints are expected to ease during the remainder of 2005.

Gross Profit. Gross profit increased by $8.4 million, or 20.5%, from $40.8 million for the three months ended June 30, 2004 to $49.2 million for the three months ended June 30, 2005. Net of a $6.7 million contribution to gross profit from the acquired NES business, gross profit increased $1.7 million, or 4.0%, during the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The impact of a decrease in revenues was offset by improvement resulting from migration to private label and exclusive products, which generally have significantly higher gross margins.

Gross margin increased from 18.0% for the three months ended June 30, 2004 to 18.8% for the three months ended June 30, 2005. Net of the impact on gross margin resulting from the inclusion of NES in the three months ended June 30, 2005, gross margin increased from 18.0% to 18.9%.

Warehousing, Selling and Administrative Expenses (Excluding Depreciation and Amortization). Warehousing, selling and administrative expenses increased $6.0 million, or 23.3%, from $26.0 million for the three months ended June 30, 2004 to $32.0 million for the three months ended June 30, 2005. Net of $4.3 million of warehousing, selling and administrative expenses from the acquired NES business, the increase was $1.7 million, or 6.6%, reflecting the net impact of: (i) estimated savings of approximately $0.7 million from the elimination of duplicative head count positions and the closure of facilities during 2004 in connection with the Alpha integration; (ii) increased investment in sales and marketing activities related to expansion of our private label products including the launch of four new private label brands, expansion of our outside sales force and the addition of an inside sales department for the Broder division (estimated combined impact $1.6 million); and (iii) incremental expenses for expanded space in certain distribution facilities, approximately offset by incremental savings due to efficiencies in distribution and customer service operations and lower unit volume.

Depreciation and Amortization. Depreciation and amortization increased $0.1 million, or 0.7%, from $4.8 million for the three months ended June 30, 2004 to $4.9 million for the three months ended June 30, 2005. Net of $0.8 million in depreciation and amortization from the acquired NES division, depreciation and amortization decreased by $0.7 million, primarily due to a decrease in amortization of intangible assets.

Restructuring and Asset Impairment Charges. As more fully described in Note 8 to the consolidated financial statements, we recorded a restructuring charge of $0.1 million during the three months ended June 30, 2005 related to the integration of NES and $1.6 million during the three months ended June 30, 2004 related to the integration of Alpha. Following the acquisition of Alpha in September 2003, we changed the inventory replenishment strategy of the combined company and performed a detailed review of our combined operations in order to identify areas of overlap and potential cost savings. As a result, we effected a restructuring plan designed to reduce our cost structure by eliminating duplicate head count and closing certain distribution centers. The Alpha integration was completed in fiscal 2004. In connection with the acquisition of NES in August 2004, we developed a restructuring plan which included the closure of one of our Charlotte, North Carolina distribution facilities and the reduction of head count for duplicative general and administrative functions. This plan was initiated during the three months ended December 31, 2004 and the facility closure occurred during the three months ended March 31, 2005. We expect the remaining head count reductions will occur by the end of fiscal 2005.

Income from Operations. As a result of the factors described above, income from operations increased by approximately $3.8 million, from $8.4 million for the three months ended June 30, 2004 to $12.2 million for the three months ended June 30, 2005.

Interest and Other Expense. Interest expense, net increased by $2.7 million, or 42.9%, from $6.2 million for the three months ended June 30, 2004 to approximately $8.9 million for the three months ended June 30, 2005. The net increase is primarily due to (i) $50.0 million of incremental 11 1/4% Senior Notes outstanding during the three months ended June 30, 2005 that were issued in November 2004 and proceeds from which were used to pay down our revolving debt including borrowings to finance the NES transaction (impact of $0.8 million); (ii) higher debt levels necessary to support the incremental NES business and increased investment in working capital as well as an increase of approximately 200 basis points in the average interest rate on our revolving debt (combined impact of $1.0 million); and (iii) a $1.0 million net negative effect of changes in the fair value of interest rate swaps ($19,000 and $1.0 million net positive effect for the three months ended June 30, 2005 and 2004, respectively). Other expense of $0.5 million for the three months ended June 30, 2004 included a $0.2 million charge related to the early retirement of a deferred compensation arrangement and a $0.2 million litigation settlement.

Income Tax Provision. The provision for income taxes was approximately $1.3 million and $0.8 million for the three months ended June 30, 2005 and 2004, respectively. The difference between the U.S. federal statutory rate of 35% and the effective benefit rate relates primarily to the federal benefit of deductible state and local taxes.

Net Income. As a result of the factors described above, net income increased by $1.1 million, from a net income of $0.9 million for the three months ended June 30, 2004 to a net income of $2.0 million for the three months ended June 30, 2005.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

Net Sales. Net sales increased by approximately $55.7 million, or 13.8%, from $404.1 million for the six months ended June 30, 2004 to $459.8 million for the six months ended June 30, 2005. Net of a $61.4 million contribution to net sales from the acquired NES business, net sales decreased $5.6 million, or 1.4%, during the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The decrease resulted from the net impact of (i) a 2.7% decrease in unit volume (estimated impact of $11.1 million) and (ii) improved average selling prices (estimated impact of $5.6 million). The increase in average selling price was the combined result of improved mix of higher price point private label and exclusive products, and a return to stable year over year average selling prices of trade brand products. Trade brand products continued to be adversely impacted by capacity constraints at certain of our key suppliers. Volume levels decreased as a result of the supply constraints and a corresponding reduction in supplier promotions. The trade brand supply constraints are expected to ease during the remainder of 2005.

Gross Profit. Gross profit increased by $13.0 million, or 18.1%, from $71.9 million for the six months ended June 30, 2004 to $84.9 million for the six months ended June 30, 2005. Net of an $11.4 million contribution to gross profit from the acquired NES business, gross profit increased $1.5 million, or 2.2%, during the six months ended June 30, 2005 compared to the six months ended June 30, 2004. In addition to lower volumes during the six months ended June 30, 2005, gross profit was also impacted negatively in the first quarter of 2005 by more aggressive pricing in our trade brands in an effort to stimulate volume growth in the absence of supplier sponsored promotions. The volume and pricing impact on gross profit was more than offset by improvement resulting from migration to private label and exclusive products, which generally have significantly higher gross margins.

Gross margin increased from 17.8% for the six months ended June 30, 2004 to 18.5% for the six months ended June 30, 2005. Net of the impact on gross margin resulting from the inclusion of NES in the six months ended June 30, 2005, gross margin increased from 17.8% to 18.4%.

Warehousing, Selling and Administrative Expenses (Excluding Depreciation and Amortization). Warehousing, selling and administrative expenses increased $10.4 million, or 19.9%, from $52.3 million for the six months ended June 30, 2004 to $62.8 million for the six months ended June 30, 2005. Net of $8.2 million of warehousing, selling and administrative expenses from the acquired NES business, the increase was $2.2 million, or 4.2%, reflecting the net impact of: (i) estimated savings of approximately $1.5 million from the elimination of duplicative head count positions and the closure of facilities during 2004 in connection with the Alpha integration; (ii) increased investment in sales and marketing activities related to expansion of our private label products including the launch of four new private label brands, expansion of our outside sales force and the addition of an inside sales department for the Broder division (estimated combined impact $3.0 million); and (iii) incremental expenses for expanded space in certain distribution facilities, approximately offset by incremental savings due to efficiencies in distribution and customer service operations and lower unit volume.

Depreciation and Amortization. Depreciation and amortization increased $0.3 million, or 2.8%, from $9.7 million for the six months ended June 30, 2004 to $10.0 million for the six months ended June 30, 2005. Net of $1.6 million in depreciation and amortization from the acquired NES division, depreciation and amortization decreased by $1.3 million, primarily due to a decrease in amortization of intangible assets.

Restructuring and Asset Impairment Charges. As more fully described in Note 8 to the consolidated financial statements, we recorded a restructuring charge of $1.0 million during the six months ended June 30, 2005 related to the integration of NES and $2.3 million during the six months ended June 30, 2004 related to the integration of Alpha. As previously disclosed, the Alpha integration was completed in fiscal 2004 and the NES integration plan was initiated during the three months ended December 31, 2004.

Income from Operations. As a result of the factors described above, income from operations increased by approximately $3.5 million, from $7.6 million for the six months ended June 30, 2004 to $11.1 million for the six months ended June 30, 2005.

Interest and Other Expense. Interest expense, net increased by $3.7 million, or 27.2%, from $13.5 million for the six months ended June 30, 2004 to $17.3 million for the six months ended June 30, 2005. The net increase is primarily due to (i) $50.0 million of incremental 11 1/4% Senior Notes outstanding during the six months ended June 30, 2005 that were issued in November 2004 and proceeds from which were used to pay down our revolving debt including borrowings to finance the NES transaction (impact of $1.7 million); (ii) higher debt levels necessary to support the incremental NES business and increased investment in working capital as well as an increase of approximately 150 basis points in the average interest rate on our revolving debt (combined impact of $1.5 million); and (iii) a $0.5 million net negative effect of changes in the fair value of interest rate swaps ($0.6 million and $1.1 million net positive effect for the six months ended June 30, 2005 and 2004, respectively). Other expense of $0.5 million for the six months ended June 30, 2004 included a $0.2 million charge related to the early retirement of a deferred compensation arrangement and a $0.2 million litigation settlement.

Income Tax Benefit. The income tax benefit was approximately $2.7 million and $2.4 million for the six months ended June 30, 2005 and 2004, respectively. The difference between the U.S. federal statutory rate of 35% and the effective benefit rate relates primarily to the federal benefit of deductible state and local taxes.

Net Loss. As a result of the factors described above, net loss decreased by $0.5 million, from a net loss of $(4.0) million for the six months ended June 30, 2004 to a net loss of $(3.5) million for the six months ended June 30, 2005.

Liquidity and Capital Resources

Cash Flows

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Net cash used in operating activities was approximately $32.7 million for the six months ended June 30, 2005 compared to cash provided by operating activities of approximately $10.5 million for the six months ended June 30, 2004. The change in cash flows from operating activities was due principally to $40.4 million of incremental increase in inventory during the six months ended June 30, 2005 relative to the six months ended June 30, 2004, significantly driven by private label inventories.

Net cash used in investing activities was $3.1 million and $2.4 million for the six months ended June 30, 2005 and 2004, respectively, and represented capital expenditures.

Net cash provided by financing activities was approximately $41.0 million for the six months ended June 30, 2005 compared to net cash used in financing activities of $7.0 million for the six months ended June 30, 2004. The change in cash flows from financing activities was primarily attributable to the incrementally higher net borrowings on our revolving credit agreement to support our increases in inventory during the six months ended June 30, 2005 relative to the six months ended June 30, 2004 as described under cash flows from operating activities.

Liquidity Position

We entered into a revolving credit facility on September 22, 2003, which provides for aggregate borrowings of up to $175.0 million, including provision for up to $25.0 million of letters of credit. As of June 30, 2005, outstanding borrowings on the revolving credit facility were $106.9 million, and outstanding letters of credit were $12.5 million, which left $55.6 million of available borrowing capacity, subject to borrowing base availability. As of June 30, 2005, the borrowing base availability of $89.8 million exceeded the borrowing capacity.

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

In September 2003, we completed a private offering of $175.0 million 11 1/4% Senior Notes due 2010. The proceeds of the private offering were used to finance the Alpha acquisition, repay existing indebtedness and to pay related fees and expenses. In November 2004, we completed a private offering of an additional $50.0 million 11 1/4% Senior Notes due 2010. The proceeds of the private placement were used to repay borrowings under the revolving credit facility. All senior notes were issued under the same indenture. The senior notes are guaranteed on a senior unsecured basis by all existing and future material domestic subsidiaries, and pay interest semi-annually in arrears on April 15 and October 15 of each year.

The indenture governing the senior notes and the revolving credit facility, among other things, (1) restrict the ability of us and our subsidiaries, including the guarantors of the notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (2) prohibit certain restrictions on the ability of certain of our subsidiaries, including the guarantors of the notes, to pay dividends or make certain payments to us and (3) place restrictions on the ability of us and our subsidiaries, including the guarantors of the notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to these notes and the revolving credit facility also contains various covenants which limit our discretion in the operation of our businesses. As of June 30, 2005, we were in compliance with all covenants under the indenture and the credit facility.

We rely primarily upon cash flow from operations and borrowings under our revolving credit facility to finance operations, capital expenditures and fluctuations in debt service requirements. Availability under the revolving credit facility fluctuates due to seasonal flows of the business, which impacts our borrowing base and our decisions around investment in inventory and overall growth of the business. We expect that availability during fiscal year 2005 will experience similar trends to prior years, and we may at times utilize the full capacity of our revolving credit facility. The low point of our availability (high point of borrowings) occurred during June 2005, and we expect borrowings at peak points during the third quarter to approach the levels experienced at June 2005. We expect the high point of our availability (low point of borrowings) to occur in November 2005 as a result of seasonal paydown. We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations during the seasonal low period, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures and other needs of the business for at least the next twelve months. However, no assurance can be given that this will be the case, and we may require additional debt or equity financing to meet our working capital requirements.

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

Off Balance Sheet Arrangements

Our revolving credit facility contains provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the revolving credit agreement of $175.0 million. As of June 30, 2005, we had approximately $12.5 million of outstanding letters of credit related to commitments for the purchase of inventory.

We purchase product in the normal course through the use of short term purchase orders representing quantities for normal business needs at current market prices. In addition, we are party to two supply agreements whereby we have committed to purchase a minimum of: (i) $4.0 million of product per year in 2005 and 2006 and another $2.5 million per year in 2007 and 2008; and (ii) a total of $15.0 million at a minimum of $5.0 million of product per year through 2007. These supply agreements are more fully described in the following section “Contractual Cash Obligations.”

Contractual Cash Obligations

The following table presents the aggregate amount of future cash outflows under our contractual cash obligations and commercial commitments as of June 30, 2005:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(dollars in millions)
Revolving credit facility	$106.9	$—	$—	$106.9	$—
Senior notes(1)	225.0	—	—	—	225.0
Operating lease obligations	71.1	10.5	19.7	17.1	23.8
Capital lease obligations	3.4	1.4	1.8	0.2	—
Supply agreements(2)	22.6	8.1	13.3	1.2	—
Expected interest payments(3)	136.7	26.2	52.2	50.9	7.4

Total contractual cash obligations	$565.7	$46.2	$87.0	$176.3	$256.2

(1)	Amounts shown do not include $1.3 million of unamortized premium that will be amortized over the term of the senior notes.
(2)	We are party to two separate supply agreements. In one supply agreement we are committed to purchase a minimum of $4.0 million of product per year in 2005 and 2006 and another $2.5 million per year in 2007 and 2008. Any shortfall in committed purchases for a given year may be carried forward or backward one year, subject to certain limits. If after carry forward or backward, actual purchases still fall short of committed levels, a penalty of 7.5% of the shortfall will be incurred.

In the other supply agreement we have committed to purchase a total of $15.0 million at a minimum of $5.0 million of product per year through 2007.

We do not believe these purchase commitments exceed normal requirements.

(3)	Represents expected interest payments for the life of the senior notes.

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

Seasonality

Historically, the first quarter of our fiscal year generates the lowest levels of net sales, gross profit and operating profit. During 2004, pro forma for the effect of the acquisition of NES, first and second quarter net sales were approximately 21.1% and 27.6%, respectively, of the total for the year and first and second quarter gross profit was approximately 20.8% and 27.1%, respectively, of the total for the year. Due to the level of fixed operating expenses, operating profit is normally significantly lower in the first quarter of our fiscal year. During fiscal year 2004, 100% of our operating profit was earned in the second, third and fourth quarters.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included elsewhere in this report and in Note 1 to the Consolidated Financial Statements included in the Form 10-K filed with the SEC on March 25, 2005. While all significant accounting policies are important to our consolidated financial statements, some of these policies may be viewed as being critical. Such policies are those that are both most important to the portrayal of our financial condition and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe our most critical accounting policies are as follows:

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this document. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

•	Significant Competitive Activity. The imprintable sportswear and accessories market is a fragmented industry that is highly competitive, and we face significant competition from national, regional and local distributors. Competition is based on price, product quality, breadth of product selection, quality of service and delivery times. To the extent that one or more of our competitors gains an advantage with respect to any key competitive factor, we could lose customers and our sales may decline. In particular, we may need to adjust our pricing policies to compete effectively. To the extent we delay or fail to implement appropriate pricing adjustments, our financial performance may be adversely affected if any of our competitors reduce their prices or fail to increase prices in line with increases in our costs and expenses.

•	General Economic Conditions. Our business is sensitive to the business cycle of the national economy. A decline in general economic conditions may adversely affect demand for our products, which could cause sales of our

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

•	Dependence on a Limited Number of Suppliers. We obtain a significant portion of the products we sell from a limited group of suppliers. From time to time, we may experience difficulties in receiving orders from some of these suppliers or certain products may not be available. Their ability to supply us with our products is subject to a number of risks, including production problems at our suppliers’ facilities, work stoppages or strikes by our suppliers’ employees. The partial or complete loss of any of these sources could have an adverse effect on our results of operations and damage customer relationships. Our relationships with suppliers are generally not governed by written contracts. Accordingly, they generally may be terminated at will by the supplier at any time. The loss of any of these suppliers could have an adverse effect on our sales and profitability. In addition, a significant increase in the price of one or more of the products we obtain from these key suppliers could materially and adversely affect our results of operations.

•	Disruptions in our Distribution Centers. We maintain 17 distribution centers and may establish additional facilities to expand into new markets. A serious disruption to any distribution center or to the flow of goods in or out of our centers due to fire, earthquake, act of terrorism or any other cause could damage a significant portion of our inventory and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. We could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a distribution center. As a result, any such disruption could have a material adverse effect on our business, results of operations and financial condition.

•	Private Label Product Initiatives. Our strategy includes a growing emphasis on developing, sourcing and distributing our own private label products which are complementary to our existing trade brands. While we believe increased emphasis on private label products adds value and profitability to our business, it also adds additional complexity to our operations, increases our working capital investment and presents an increased level of inventory risk. Our inability to manage these complexities and risks may adversely affect our results of operations and financial condition.

•	Integration of Acquisitions. We may not realize all of the anticipated operating synergies and cost savings from the Alpha acquisition or the NES acquisition and we may experience difficulties in integrating the operations of NES with our operations. We may not be able to successfully integrate and streamline overlapping functions or, if such activities are successfully accomplished, that such integration will not be more costly to accomplish than presently contemplated. In addition, we could encounter difficulties in managing the combined company due to its increased size and scope of operations.

•	Acquisition Strategy. We have expanded our business partly through acquisitions and establishing new distribution facilities in new markets and may continue to do so in the future. We may not succeed in: (i) identifying suitable acquisition candidates; (ii) completing acquisitions; (iii) integrating acquired operations into our existing operations; or (iv) expanding into new markets either through acquisitions or establishing new facilities. In addition, future acquisitions could have an adverse effect on our operating results, particularly in the fiscal quarters immediately following their completion while we integrate the operations of the acquired business. Acquired operations or new facilities may not achieve levels of revenues, profitability or productivity comparable with those achieved by our existing operations, or otherwise perform as expected.

•	Substantial Level of Indebtedness. As of June 30, 2005, we had approximately $331.9 million of borrowings under our senior notes indenture and revolving credit facility, and subject to restrictions therein, we may incur additional indebtedness. We expect to obtain the money to pay our expenses and service our debt obligations from cash flows from our operations. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. Our cash flow may not be sufficient to enable us to pay principal and interest on our debt and meet our other obligations. If we do not have enough liquidity, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We may not be able to do so on terms acceptable to us, or at all.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2005, we had $106.9 million of debt outstanding under our revolving credit facility. Our revolving credit facility is subject to variable interest rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the June 30, 2005 level of borrowings, and further considering the interest rate protection agreements currently in place (see following paragraph), we estimate that a one percentage point increase in interest on our variable rate debt agreements would have increased interest expense for the three and six months ended June 30, 2005 by approximately $0.2 million and $0.5 million, respectively.

We have entered into interest rate protection agreements whereby we have contracted to pay a fixed interest rate in exchange for receipt of a variable rate. The $10.0 million notional principal amount under interest rate protection agreement terminates in October 2008. We have elected not to apply hedge accounting for the currently outstanding interest rate protection agreement. Accordingly, we record our interest rate swaps at fair value on the balance sheet and record gains and losses on this contract as well as the periodic settlements of this contract through our statement of operations. We recorded other income of less than $0.1 million and approximately $1.0 million during the three months ended June 30, 2005 and 2004, respectively. We recorded other income of approximately $0.6 million and $1.1 million during the six months ended June 30, 2005 and 2004, respectively.

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

Other than this April 30, 2005 transition, there were no changes during the second quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

August 9, 2005	BRODER BROS., CO.

	By:	/S/ VINCENT TYRA
Vincent Tyra
Chief Executive Officer and Director
(Principal Executive Officer)
August 9, 2005
	By:	/S/ DAVID J. HOLLISTER
David J. Hollister
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)