Form 10-Q
period 2005-09-24
BRODER BROS CO
filed 2005-11-08
CIK 1266700

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes   ☐    No  ☒

As of November 4, 2005, there were 1,000,000 shares of Class L, Series 1 common stock outstanding; 966,791 shares of Class L, Series 2 common stock outstanding; 2,814,992 shares of Class L, Series 3 common stock outstanding; 2,721,509 shares of Class L, Series 4 common stock outstanding; 10,211,111 shares of Class A common stock outstanding; and 29,025,688 shares of Class B common stock outstanding.

BRODER BROS., CO. AND SUBSIDIARIES

Quarterly Report for the Period Ended September 24, 2005

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

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

BRODER BROS., CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 24, 2005	December 25, 2004
	(unaudited)
	(dollars in thousands, except per share amounts)
ASSETS
Current assets
Cash	$6,721	$2,321
Accounts receivable, net of allowance for doubtful accounts of $5,564 at September 24, 2005 and $4,664 at December 25, 2004	103,142	87,689
Finished goods inventory	230,404	174,789
Prepaid and other current assets	5,789	4,859
Deferred income taxes	8,774	8,809

Total current assets	354,830	278,467
Fixed assets, net	15,997	14,570
Goodwill	137,077	137,077
Other intangibles	73,384	83,409
Deferred financing fees, net	14,811	17,148
Deferred income taxes	5,051	6,004
Other assets	1,055	1,533

Total assets	$602,205	$538,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligations	$1,093	$748
Accounts payable	120,691	115,436
Accrued expenses	15,399	17,025
Accrued interest	12,263	4,958

Total current liabilities	149,446	138,167
Long-term debt and capital lease obligations, net of current portion	333,216	270,674
Deferred income taxes	38,330	42,079
Other long-term liabilities	7,823	8,929
Redeemable securities, net of employee note receivable	2,010	2,276

Total liabilities	530,825	462,125
Commitments and contingencies
Shareholders’ equity
Class L, Series 1 common stock; par value $0.01 per share; 2,000,000 shares authorized; 963,637 shares issued and outstanding (aggregate liquidation preference of $29,478 and $26,905 as of September 24, 2005 and December 25, 2004, respectively)	10	10
Class L, Series 2 common stock; par value $0.01 per share; 2,000,000 shares authorized; 931,635 shares issued and outstanding (aggregate liquidation preference of $21,167 and $18,297 as of September 24, 2005 and December 25, 2004, respectively)	10	10
Class L, Series 3 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,778,057 and 2,771,042 shares issued and outstanding (aggregate liquidation preference of $84,981 and $77,367 as of September 24, 2005 and December 25, 2004, respectively)	28	28
Class L, Series 4 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,685,802 and 2,679,019 shares issued and outstanding (aggregate liquidation preference of $61,021 and $52,616 as of September 24, 2005 and December 25, 2004, respectively)	27	27
Class A, common stock; par value $0.01 per share; 15,000,000 shares authorized; 9,695,252 shares issued and outstanding	96	96
Class B, common stock; par value $0.01 per share; 35,000,000 shares authorized; 28,644,854 and 28,572,519 shares issued and outstanding	286	286
Warrants—Class L, Series 3	1,471	1,471
Additional paid-in capital	120,228	119,792
Accumulated other comprehensive income	(54)	(111)
Accumulated deficit	(50,702)	(45,506)
Treasury stock; 100,000 shares of Class A common stock; at cost	(20)	(20)

Total shareholders’ equity	71,380	76,083

Total liabilities and shareholders’ equity	$602,205	$538,208

The accompanying notes are an integral part of the consolidated financial statements.

BRODER BROS., CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 24, 2005 and September 25, 2004

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
	(unaudited) (dollars to thousands)
Net sales	$255,619	$231,305	$715,416	$635,363
Cost of sales	211,441	190,819	586,337	522,967

Gross profit	44,178	40,486	129,079	112,396
Warehousing, selling and administrative	35,440	30,417	108,175	92,466
Restructuring and asset impairment charges	930	181	1,968	2,455

Total operating expenses	36,370	30,598	110,143	94,921

Income from operations	7,808	9,888	18,936	17,475
Other (income) expense
Interest	9,566	7,416	27,375	22,016
Change in fair value of interest rate swaps	(206)	(107)	(793)	(1,218)
Amortization of FAS 133 transition adjustment	29	50	86	150
Other, net	—	139	—	573

Total other expense	9,389	7,498	26,668	21,521

Income (loss) before income taxes	(1,581)	2,390	(7,732)	(4,046)
Income tax provision (benefit)	120	685	(2,536)	(1,690)

Net income (loss)	$(1,701)	$1,705	$(5,196)	$(2,356)

The accompanying notes are an integral part of the consolidated financial statements.

BRODER BROS., CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 24, 2005 and September 25, 2004

	Nine Months Ended
	September 24, 2005	September 25, 2004
	(unaudited) (dollars in thousands)
Cash flows from operating activities
Net loss	$(5,196)	$(2,356)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	4,628	4,391
Amortization	12,569	12,303
Provision for losses on accounts receivable	2,088	1,670
Deferred income taxes	(2,761)	(4,807)
Change in fair value of interest rate swaps	(793)	(1,218)
Asset impairment charges	401	812
Loss on early retirement of deferred compensation arrangement	—	185
Changes in operating accounts
Accounts receivable	(17,541)	(18,966)
Finished goods inventory	(55,615)	(11,499)
Prepaid and other current assets	(452)	5,164
Accounts payable	35,452	43,653
Accrued expenses and other	5,310	6,587

Net cash provided by (used in) operating activities	(21,910)	35,919

Cash flows from investing activities
Acquisition of fixed assets	(3,742)	(3,176)
Acquisition of NES Clothing Company, less cash acquired	—	(31,725)

Net cash used in investing activities	(3,742)	(34,901)

Cash flows from financing activities
Borrowings on revolving credit agreement	369,400	315,269
Repayments on revolving credit agreement	(308,000)	(306,169)
Payments of principal on capital lease obligations, net	(1,151)	(1,107)
Issuance of common stock	—	13,255
Payment of Kay’s seller note	—	(150)
Payment of deferred compensation arrangement	—	(939)
Proceeds from payment of employee note receivable	—	715
Change in book overdraft	(30,197)	(19,555)

Net cash provided by financing activities	30,052	1,319

Net increase in cash	4,400	2,337
Cash at beginning of period	2,321	3,175

Cash at end of period	$6,721	$5,512

Supplemental disclosure of cash flow information
Interest paid	$17,408	$15,529

Taxes paid, net of refunds	$357	$140

Assets acquired as a result of capital lease obligations	$2,825	$—

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

The Company operates on a 52/53-week year basis with the year ending on the last Saturday of December. The three and nine months ended September 24, 2005 and September 25, 2004 each consisted of thirteen and thirty nine weeks, respectively. Fiscal periods are identified according to the calendar period that they most accurately represent. For example, the quarterly period ended September 24, 2005 is referred to herein as “the three months ended September 30, 2005” and the balance sheet dates of September 24, 2005 and December 25, 2004 are referred to herein as “September 30, 2005” and “December 31, 2004,” respectively.

Basis of Presentation of Unaudited Interim Financial Information

The unaudited consolidated financial information herein has been prepared in accordance with generally accepted accounting principles and is in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004 of the Company, which are included in the Form 10-K filed with the SEC on March 25, 2005.

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

Stock options

Effective December 26, 2004 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, and its related implementation guidance. With the adoption of SFAS No. 123R, the Company is required to record compensation expense on stock options granted to employees. In accordance with SFAS No. 123R, the Company has applied the prospective transition method, whereby it will continue to account for any portion of awards outstanding at the date of transition using the accounting principles originally applied to those awards. Accordingly, upon adoption of SFAS No. 123R, there was no effect on income from continuing operations, income before income taxes, net income, cash flow from operations, or cash flow from financing activities. During the period from adoption through September 24, 2005, there were no new awards, and no modifications, repurchases or cancellations of existing awards and no compensation expense was recorded.

Income Taxes

The difference between the U.S. federal statutory rate of 34% and the effective rate relates primarily to the impact of state and local taxes and meals and entertainment.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 shall be applied prospectively, effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. The Company is currently assessing the impact that SFAS No. 151 would have on its consolidated financial statements.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 addresses asset retirement obligations where an entity has a legal obligation to perform an asset retirement activity in which the timing and method of settling the obligation are conditional upon a future event that may or may not be within the entity’s control. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. Earlier application is permitted . The Company is currently assessing the impact that FIN 47 would have on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements of the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method of long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 will be effective for accounting changes and corrections of errors made during fiscal years beginning after December 15, 2005. This statement does not change the transition positions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company is currently assessing the impact that SFAS No. 154 would have on its consolidated financial statements.

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

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(dollars in thousands)
Net sales	$253,860	$724,964
Gross profit	44,820	128,354
Income from operations	10,154	20,423
Net income (loss)	915	(2,695)

The results of operations for this acquisition have been included in the consolidated financial statements since the date of acquisition.

3. Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)
Net income (loss)	$(1,701)	$1,705	$(5,196)	$(2,356)
Amortization of FAS 133 transition adjustment, net of taxes (a)	19	33	57	100

Comprehensive income (loss)	$(1,682)	$1,738	$(5,139)	$(2,256)

(a)	Net of taxes of $10 and $17, respectively, for the three months ended September 30, 2005 and 2004 and net of taxes of $29 and $50, respectively, for the nine months ended September 30, 2005 and 2004.

4. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following:

	September 30, 2005	December 31, 2004
	(dollars in thousands)
Revolving credit facility	$105,400	$44,000
Senior notes	225,000	225,000
Unamortized debt premium	1,281	1,469
Capital lease obligations	2,628	953

	334,309	271,422
Less: current portion	1,093	748

Total long-term debt and capital lease obligations, excluding current portion	$333,216	$270,674

Principal payments on the revolving credit facility and capital lease obligations for the next five years ending September 30 are listed in the table below. The $225.0 million in senior notes are due in October 2010.

(dollars in thousands)
2006	$1,093
2007	867
2008	105,917
2009	87
2010	64

Revolving Credit Facility

In connection with the Alpha acquisition, the Company retired its existing revolving credit facility and entered into an amended revolving credit facility. The amended revolving credit facility is available until September 2008 and provides for aggregate borrowings of up to $175.0 million, subject to borrowing base limitations. In September 2005, the Company exercised its option to increase the revolving credit facility by $50.0 million for total borrowings of up to $225.0 million. The amended revolving credit facility is secured by first priority pledges of all the equity interests owned by the Company in its domestic subsidiaries and 66% of all equity interests in any future foreign subsidiaries. The amended revolving credit facility is also secured by first priority interests in, and mortgages on, substantially all tangible and intangible assets of the Company and each of its direct and indirect domestic subsidiaries. Availability under the amended revolving credit facility is based on a borrowing base calculated using advance rates applied to eligible accounts receivable and eligible inventory. The revolving credit facility contains both affirmative and negative covenants which, among other things, may require the Company to meet certain financial tests (including a minimum interest coverage ratio and minimum levels of EBITDA, as defined in the credit facility), and places limits upon capital expenditures, disposals of assets, mergers and acquisitions, further indebtedness, transactions with affiliates and other customary restrictions. The occurrence of certain of these events may accelerate required repayment. As of September 30, 2005, the Company was in compliance with all covenants.

The revolver agreement provides for interest based upon a fixed spread above the bank’s prime lending rate, or other rate options which are periodically fixed at a spread over the bank’s LIBOR lending rate. In addition, an unused credit facility fee ranging from 0.375% to 0.5% is charged quarterly on the average daily unused portion of the facility. The unused credit facility fees were less than $0.1 million and were approximately $0.2 million for the three and nine months ended September 30, 2005, respectively. The effective interest rate at September 30, 2005 was 6.1% and the weighted average interest rate on the amended revolving credit facility for the nine months ended September 30, 2005 was 5.4%. As of September 30, 2005, outstanding borrowings on the revolving credit facility were $105.4 million, which left $98.0 million of available borrowing capacity as determined by borrowing base availability. The effective interest rate at December 31, 2004 was 6.2%. As of December 31, 2004, outstanding borrowings on the revolving credit facility were $44.0 million, which left $105.1 million of available borrowing capacity as determined by borrowing base availability.

Deferred financing fees related to the revolving credit facility of $7.3 million are being amortized on a straight-line basis over the life of the facility.

The revolving credit facility also contains a provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the revolving credit agreement of $225.0 million.

As of September 30, 2005 and December 31, 2004, the Company had approximately $10.5 million and $11.5 million, respectively, of outstanding letters of credit primarily related to commitments for the purchase of inventory.

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

The Company had outstanding interest rate swap agreements with a commercial bank as follows:

	Notional Amounts
	September 30, 2005	December 31, 2004
	(dollars in thousands)
Maturity—May 2005	$—	$20,000
Maturity—October 2008	10,000	10,000

	$10,000	$30,000

The Company is exposed to credit loss in the event of nonperformance by the counter party. The Company does not anticipate nonperformance to be likely. The Company has elected to not apply hedge accounting for these swap agreements. The fair value of these interest rate swaps approximated $(0.8) million and $(1.6) million at September 30, 2005 and December 31, 2004, respectively. This decrease in negative value during the nine months ended September 30, 2005 has been recognized in earnings. In addition, approximately $57,000 and $0.1 million, net of tax, of the initial transition adjustment was reclassified to earnings during the nine months ended September 30, 2005 and 2004, respectively. The Company expects to reclassify less than $0.1 million, net of tax, during the next 12 months. The swaps are classified on the consolidated balance sheets based on the expected timing of the cash flows related to the swaps. Approximately $0.4 million of the swap liability was classified as accrued expenses at December 31, 2004, while there was no short term liability at September 30, 2005. Approximately $0.8 million and $1.2 million were classified as other long-term liabilities at September 30, 2005 and December 31, 2004, respectively.

Redeemable Securities

Certain key executives of the Company hold common shares, including shares of common stock sold by Bain Capital to certain executives, that may be put to the Company at their then fair market value if the executive terminates for any reason other than for cause or without good reason. Net of the related executive note receivable of approximately $0.4 million, the value of the redeemable securities was approximately $2.0 million and $2.3 million as of September 30, 2005 and December 31, 2004, respectively.

These redeemable securities were recorded as other long-term liabilities on the consolidated balance sheet at September 30, 2005 in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

During the nine months ended September 30, 2005 and 2004, certain executives experienced triggering events which resulted in increases to additional paid-in capital of approximately $0.3 million in each period due to the redemption of their shares by Bain Capital. Redemption was considered to be uncertain for all other such redeemable securities as of September 30, 2005 and December 31, 2004 based on the fact that a triggering event has not occurred leading to an executive’s termination for any other reason than for cause or without good reason.

These shares, net of the related note receivable, have been recorded on the consolidated balance sheets at each of the following dates:

	Number of Shares	Common Stock at Par Value	Additional Paid-in Capital	Liquidated Preference
	(dollars in thousands)
September 30, 2005
Class A	515,859	$5.2	$95	$—
Class B	380,834	3.8	76	—
Class L, Series 1	36,363	0.4	572	1,112.3
Class L, Series 2	35,156	0.4	553	798.7
Class L, Series 3	36,935	0.4	627	1,129.8
Class L, Series 4	35,707	0.4	527	811.3
December 31, 2004
Class A	515,859	$5.2	$95	$—
Class B	453,169	4.5	92	—
Class L, Series 1	36,363	0.4	572	1,015.3
Class L, Series 2	35,156	0.4	553	690.5
Class L, Series 3	43,950	0.4	757	1,227.1
Class L, Series 4	42,490	0.4	636	834.5

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

In connection with the acquisition of Alpha in September 2003, the Advisory Services Agreement was cancelled and replaced by a discretionary, contingency-based agreement, subject to certain limitations set forth therein. Under the amended and restated Advisory Services Agreement, for the first two full fiscal years following the acquisition and related equity investment by Bain Capital, Bain Capital may be paid a management fee for strategic, financial and other advisory services up to an annual maximum of $1.5 million at the discretion of the Company’s board of directors. The amended and restated Advisory Services Agreement states that in the event Bain Capital were to receive a fee for fiscal 2004, Bain Capital would also receive a pro rata portion of such fee for the period from the closing of the acquisition through December 31, 2003. At December 31, 2004 approximately $1.9 million of management fees payable to Bain Capital were reported in accrued expenses. These management fees consisted of a fee of $0.4 million for fiscal 2003, as a pro rata portion of such fee for the period from the closing of the acquisition through December 31, 2003 and, a fee of $1.5 million for fiscal 2004. These $1.9 million of fees were paid by the Company during the three months ended March 31, 2005. During the nine months ended

September 30, 2005, the Company recorded management fee expense of approximately $1.1 million, which is included in accrued expenses.

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

In connection with a recapitalization of the Company and ensuing change in ownership following the May 2000 investment by affiliates of Bain Capital, Inc., the Company loaned an officer $1.0 million as a note receivable with interest at the annual short-term federal rate compounded annually. The note is due May 3, 2007. As security, the officer has pledged shares of the Company. The Company also entered into a non-contingent deferred compensation agreement with the same officer for $1.0 million also payable in 2007. The deferred compensation agreement was settled for its full value when the officer repaid a $0.7 million note payable to the Company during the three months ended June 30, 2004. The transactions had no net impact on cash flows of the Company, but resulted in the recognition of an approximate $0.2 million loss on the early retirement of the deferred compensation obligation. At September 30, 2005 and December 31, 2004, approximately $0.4 million of the note receivable including interest was outstanding and was included in redeemable securities, net of employee note receivable on the consolidated balance sheet.

6. Commitments and Contingencies

Self-Insured Health Plan

The Company maintains various medical plans for its employees, including a self-insured health plan. The Company has purchased stop loss insurance to supplement the self-insured health plan, which will reimburse the Company for individual claims in excess of $0.1 million annually or aggregate claims exceeding approximately $2.5 million. At September 30, 2005 and December 31, 2004, approximately $0.6 million was included in accrued liabilities for self-insured health plan costs.

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

7. Segment Information

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company’s principal operating segments are grouped into three business units: the Broder division, the Alpha division, and with the August 2004 acquisition of NES, the NES division. Operating segments are defined as components of the business for which separate information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. While management expects these segments to exhibit similar long-term financial performance because they have similar economic characteristics, the nature of each division’s products is similar, the type of customer is similar and the method used to distribute their products is similar, the Company has determined that it had three operating segments as of September 30, 2005 and December 31, 2004 because a comprehensive integration of NES had not occurred. Until such time as a comprehensive integration of NES has occurred, the Company intends to separately identify and manage certain key elements of each division. The following table presents information used by the Company’s chief operating decision makers in deciding how to allocate resources and in assessing performance.

Statement of Operations Information

	Three Months Ended September 30,
	2005				2004
	Broder	Alpha	NES	Consolidated	Broder	Alpha	NES	Consolidated
	(dollars in thousands)
Net sales	$100,400	$121,742	$33,477	$255,619	$104,803	$117,344	$9,158	$231,305
Cost of sales	84,003	99,891	27,547	211,441	86,734	96,460	7,625	190,819

Gross profit	$16,397	$21,851	$5,930	$44,178	$18,069	$20,884	$1,533	$40,486

	Nine Months Ended September 30,
	2005				2004
	Broder	Alpha	NES	Consolidated	Broder	Alpha	NES	Consolidated
Net sales	$273,457	$347,106	$94,853	$715,416	$288,644	$337,561	$9,158	$635,363
Cost of sales	228,596	280,261	77,480	586,337	241,045	274,297	7,625	522,967

Gross profit	$44,861	$66,845	$17,373	$129,079	$47,599	$63,264	$1,533	$112,396

Balance Sheet Information

	Broder	Alpha	NES	Consolidated
	(dollars in thousands)
As of September 30, 2005
Accounts receivable, net	$39,940	$48,420	$14,782	$103,142
Finished goods inventory	88,006	115,419	26,979	230,404
Fixed assets, net	7,297	7,905	795	15,997
Goodwill, intangible assets and deferred financing fees	26,363	190,348	8,561	225,272
Accounts payable	53,012	52,630	15,049	120,691

As of December 31, 2004
Accounts receivable, net	$31,805	$42,062	$13,822	$87,689
Finished goods inventory	70,552	72,007	32,230	174,789
Fixed assets, net	7,193	6,497	880	14,570
Goodwill, intangible assets and deferred financing fees	28,303	198,723	10,608	237,634
Accounts payable	45,622	43,130	26,684	115,436

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

During the year ended December 31, 2004, the Company’s Broder division also recorded approximately $0.8 million in lease termination and other costs for the fair value of future lease obligations related to the closure of its Cleveland, Ohio distribution center. The future lease obligation is expected to be paid over the remaining lease term, which expires in May 2007. During the quarter ended March 31, 2005, the Company’s Broder division recorded approximately $0.5 million in lease termination and other costs for the fair value of future lease obligations related to the closure of its Charlotte, North Carolina distribution center. The future lease obligation is expected to be paid over the remaining lease term, which expires in April 2007. During the quarter ended September 30, 2005, the Company’s Broder division recorded approximately $0.9 million in distribution center closure costs, consisting of the fair value of the future lease obligations, net of expected sublease rentals, of approximately $0.6 million, and approximately $0.3 million in non-cash fixed asset impairment charges related to the disposal of distribution center fixed assets. The future lease obligation is expected to be paid over the remaining lease term, which expires in December 2009.

The Company’s NES division recorded a $0.2 million restructuring charge during 2004 and an additional $0.5 million in restructuring charges during the nine months ended September 30, 2005. These charges consisted of severance related payments for NES corporate staff reductions resulting from the integration of NES into the Company. The Company expects to incur a total of approximately $0.8 million in cash severance and related benefits in connection with the NES workforce reduction. The majority of severance payments will be paid within the next twelve months due to NES corporate staff termination dates.

Restructuring activity is summarized as follows:

	Balance at December 31, 2004	Restructuring Charge	Cash Payments	Non-Cash Items Expensed Immediately	Balance at September 30, 2005
	(dollars in thousands)
Distribution center closure costs
Lease termination and other costs	$7,089	$1,017	$(1,021)	$—	$7,085
Severance and related benefits	—	17	(17)	—	—
Non-cash asset write-offs	—	401	—	(401)	—
Corporate workforce reduction
Severance and related benefits	697	—	(697)	—	—
NES severance and related benefits	233	533	(291)	—	475

	$8,019	$1,968	$(2,026)	$(401)	$7,560

The total of approximately $7.6 million in accrued restructuring is recorded as $2.1 million in current liabilities and $5.5 million in long-term liabilities at September 30, 2005.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a leading distributor of imprintable sportswear and accessories in the United States. Imprintable sportswear and accessories is an estimated $8 billion U.S. market in wholesale revenues and includes undecorated or “blank” T-shirts, sweatshirts, polo shirts, fleece, outerwear, caps, bags and other imprintable accessories that are decorated primarily for advertising and promotional purposes. We source product from more than 45 suppliers, including Russell, Fruit of the Loom, Hanes, Anvil and Gildan. Other exclusive or near-exclusive suppliers include retail brands such as Adidas Golf, Columbia Sportswear, Weatherproof and Champion. We consider the term “near-exclusive” to represent those arrangements where, although not contractually entitled to exclusivity, we believe we are the only distributor to offer these products in an annual catalog to the imprintable sportswear industry. In addition to our distribution suppliers, we develop and source products from over 16 countries to support our private label brand initiatives, which include the brands Devon & Jones, HYP, Authentic Pigment, Desert Wash and Harvard Square, as well as the recently launched Chestnut Hill, Great Republic, Apples & Oranges and Harriton. Our products are sold to over 70,000 customers, primarily advertising specialty companies, screen printers, embroiderers and specialty retailers who decorate our blank product with corporate logos, brands and other promotional images. Our decorator customers then sell imprinted sportswear and accessories to a highly diversified range of end-consumers, including Fortune 1000 companies, sporting venues, concert promoters, athletic leagues, educational institutions and travel resorts. We believe our end-consumers are increasingly recognizing imprintable sportswear and accessories as highly differentiated, cost-effective advertising and promotional tools that help them grow their respective businesses and brand images. As a result, imprintable sportswear unit volume has grown significantly over the last ten years, increasing at a compound annual growth rate of approximately 7%.

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

Potential Acquisition-Related Cost Savings

We believe that the primary benefits from the acquisitions of Alpha and NES include greater scale, broader product offering, extended national presence, regional market share strength and differentiated customer selling support. In addition, in connection with the Alpha and NES acquisitions, we identified cost reduction opportunities in redundant selling, general and administrative functions and overlapping distribution points. Upon commencement of the Alpha acquisition, we developed a plan to pursue these opportunities, which upon completion was initially estimated to generate $7.9 million of annual savings. As of the end of fiscal 2004, the Alpha integration was completed and expected annual run rate cost savings are $2.9 million in excess of the original estimate. Total annualized savings for the Alpha integration of $10.8 million consist of redundant selling, general and administrative positions and rationalization of distribution facilities of $4.5 million and $6.3 million, respectively. In addition, in connection with the NES acquisition, we expect to generate $1.6 million of annual savings, consisting of $1.2 million of redundant selling, general and administrative positions and $0.4 million due to the rationalization of our Broder Charlotte, North Carolina distribution facility which was closed in March 2005. As of September 30, 2005, integration activities related to the NES acquisition are substantially complete. We cannot assure you, however, that we will achieve any expected cost savings that have not been realized to date. The current status and updated expectations relative to the Alpha and NES integration activities are summarized as follows:

	Cost Savings				Expected Future Savings Not Yet Reflected in Historical Results
	Annualized Savings for Completed Initiatives	Annualized Savings for Initiatives Still in Process	Total Expected Annualized Savings	Year Over Year Savings Reflected in Operating Results for the Nine Months Ended September 30, 2005
	(dollars in millions)
Alpha Acquisition
Redundant selling, general and administrative positions	$4.5	$—	$4.5	$1.4	$0.3
Rationalization of distribution facilities	6.3	—	6.3	0.6	0.1

Total Alpha Acquisition	10.8	—	10.8	2.0	0.4

NES Acquisition
Redundant selling, general and administrative positions	1.2	—	1.2	0.4	0.8
Rationalization of distribution facilities	0.4	—	0.4	0.2	0.2

Total NES acquisition	1.6	—	1.6	0.6	1.0

Combined for the acquisitions	$12.4	$—	$12.4	$2.6	$1.4

All cost savings related to the integrations of Alpha and NES are gross amounts and do not reflect unrelated increases in operating expenses related to private label initiatives, organic growth, volume and other activities as discussed throughout this document.

Elimination of Quotas on Apparel Imports from China

On January 1, 2005 quotas on textile and apparel imports from China and other countries were eliminated. The elimination of these quotas has not had a material adverse impact on our business. The elimination of these quotas was anticipated and our trade brand suppliers have been proactive in developing efficient and competitive cost models. The commodity products we purchase from our trade brand suppliers have a relatively low labor component, which minimizes the low cost labor advantage of Chinese manufacturers. Additionally, our trade brand suppliers have efficiently located manufacturing facilities in Central America and the Caribbean basin which create advantages in the form of shorter lead times and lower freight costs.

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

Results of Operations

The following table sets forth the amounts and the percentages of net sales that items in the consolidated statements of operations constitute for the periods indicated:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2005		2004		Increase (Decrease)		2005		2004		Increase (Decrease)
	(dollars in millions)
Net Sales	$255.6	100.0%	$231.3	100.0%	$24.3	10.5%	$715.4	100.0%	$635.4	100.0%	$80.1	12.6%
Cost of sales	211.4	82.7	190.8	82.5	20.6	10.8	586.3	82.0	523.0	82.3	63.4	12.1

Gross profit	44.2	17.3	40.5	17.5	3.7	9.1	129.1	18.0	112.4	17.7	16.7	14.8
Warehousing, selling, and administrative expenses	30.7	12.0	25.6	11.1	5.0	19.7	93.4	13.1	77.9	12.3	15.5	19.8
Depreciation and amortization	4.8	1.9	4.8	2.1	—	—	14.8	2.1	14.5	2.3	0.2	1.7
Restructuring and asset impairment charges	0.9	0.4	0.2	0.1	0.7	100.0+	2.0	0.3	2.5	0.4	(0.5)	(19.8)

Income from operations	7.8	3.1	9.9	4.3	(2.1)	(21.0)	18.9	2.6	17.5	2.8	1.5	8.4
Interest expense, net	9.4	3.7	7.4	3.2	2.0	27.6	26.6	3.7	20.9	3.3	5.7	27.3
Other expense (income), net	—	—	0.1	0.1	(0.1)	(100.0)	—	—	0.6	0.1	(0.6)	(100.0)
Income tax provision (benefit)	0.1	—	0.7	0.3	(0.6)	(82.5)	(2.5)	(0.4)	(1.7)	(0.3)	(0.8)	(50.1)

Net Income (Loss)	$(1.7)	(0.7)%	$1.7	0.7%	$(3.4)	(100.0+ )%	$(5.2)	(0.7)%	$(2.3)	(0.4)%	$(2.8)	(100.0+ )%

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

Net Sales. Net sales increased by approximately $24.3 million, or 10.5%, from $231.3 million for the three months ended September 30, 2004 to $255.6 million for the three months ended September 30, 2005. Net of a $24.3 million contribution to the increase in net sales from the acquired NES business, net sales were flat during the three months ended September 30, 2005 compared to the three months ended September 30, 2004, as a result of the net impact of a 3.5% decrease in unit volume (estimated impact of $7.7 million) offset by improved average selling prices (estimated impact of $7.7 million). The increase in average selling price was the combined result of improved mix of higher price point private label and exclusive products slightly offset by year-over-year average selling price declines of our trade brand products. Trade brand products continued to be adversely impacted by capacity constraints at certain of our key suppliers during much of the third quarter of 2005. These capacity constraints eased by the end of the quarter. Volume levels decreased primarily as a result of the supply constraints and a corresponding reduction in supplier promotions.

Gross Profit. Gross profit increased by $3.7 million, or 9.1%, from $40.5 million for the three months ended September 30, 2004 to $44.2 million for the three months ended September 30, 2005. Net of a $4.4 million contribution to the increase in gross profit from the acquired NES business, gross profit decreased $0.7 million, or 1.8%, during the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The decrease in gross profit for the Broder and Alpha divisions was primarily due to lower gross profits in our trade brand products resulting from lower unit volume and lower revenues, partially offset by higher gross profits resulting from migration to private label and exclusive products, which generally have significantly higher gross margins.

Gross margin decreased from 17.5% for the three months ended September 30, 2004 to 17.3% for the three months ended September 30, 2005. Net of the impact on gross margin resulting from the inclusion of NES in the three months ended September 30, 2005, gross margin decreased from 17.5% to 17.2%.

Warehousing, Selling and Administrative Expenses (Excluding Depreciation and Amortization). Warehousing, selling and administrative expenses increased $5.0 million, or 19.7%, from $25.6 million for the three months ended September 30, 2004 to $30.7 million for the three months ended September 30, 2005. Net of an increase of $2.7 million of warehousing, selling and administrative expenses from the acquired NES business, the increase was $2.3 million, or 9.5%, reflecting the net impact of: (i) estimated savings of approximately $0.5 million from the elimination of duplicative head count positions and the closure of facilities during 2004 in connection with the Alpha and NES integrations; (ii) increased investment in sales and marketing activities related to expansion of our private label products including the launch of four new private label brands, expansion of our outside sales force and the addition of an inside sales department for the Broder division (estimated combined impact $1.0 million); (iii) incremental expenses for expanded space in certain distribution facilities and the relocation of our corporate headquarters (estimated combined impact of $0.7 million); and (iv) increases in telecom, consulting and other administrative expenses partially offset by incremental cost savings due to efficiencies in distribution and customer service operations and lower unit volume.

Depreciation and Amortization. Depreciation and amortization expense was $4.8 million for the three months ended September 30, 2005 and 2004. Net of an increase of $0.5 million in depreciation and amortization from the acquired NES division, depreciation and amortization decreased by $0.5 million primarily due to a decrease in amortization of intangible assets.

Restructuring and Asset Impairment Charges. As more fully described in Note 8 to the consolidated financial statements, we recorded restructuring charges of $0.9 million during the three months ended September 30, 2005 related to the planned closure of our Broder division Atlanta distribution facility and $0.2 million in severance and related benefits during the three months ended September 30, 2004 related to the integration of Alpha. Following the acquisition of Alpha in September 2003, we changed the inventory replenishment strategy of the combined company and performed a detailed review of our combined operations in order to identify areas of overlap and potential cost savings. As a result, we effected a restructuring plan designed to reduce our cost structure by eliminating duplicate head count and closing certain distribution centers. The Alpha integration was completed in fiscal 2004. During the quarter ended September 30, 2005, we initiated a plan to close our existing Broder division Atlanta facility which will be replaced by a larger facility in the Atlanta area.

Income from Operations. As a result of the factors described above, income from operations decreased by approximately $2.1 million, from $9.9 million for the three months ended September 30, 2004 to $7.8 million for the three months ended September 30, 2005.

Interest and Other Expense. Interest expense, net increased by $2.0 million, or 27.6%, from $7.4 million for the three months ended September 30, 2004 to approximately $9.4 million for the three months ended September 30, 2005. The net increase is primarily due to (i) $50.0 million of incremental 11 1/4% Senior Notes outstanding during the three months ended September 30, 2005 that were issued in November 2004 and proceeds from which were used to pay down our revolving debt including borrowings to finance the NES transaction (impact of $0.5 million); (ii) higher debt levels necessary to support the incremental NES business and increased investment in working capital as well as an increase of approximately 200 basis points in the average interest rate on our revolving debt (combined impact of $1.4 million); and (iii) a $0.1 million net positive effect of changes in the fair value of interest rate swaps ($0.2 million and $0.1 million net positive effect for the three months ended September 30, 2005 and 2004, respectively). Other expense for the three months ended September 30, 2004 was $0.1 million.

Income Tax Provision. The provision for income taxes was approximately $0.1 million and $0.7 million for the three months ended September 30, 2005 and 2004, respectively. The difference between the U.S. federal statutory rate of 34% and the effective benefit rate relates primarily to state and local taxes and meals and entertainment.

Net Income (Loss). As a result of the factors described above, net income decreased by $3.4 million, from a net income of $1.7 million for the three months ended September 30, 2004 to a net loss of $(1.7) million for the three months ended September 30, 2005.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

Net Sales. Net sales increased by approximately $80.1 million, or 12.6%, from $635.4 million for the nine months ended September 30, 2004 to $715.4 million for the nine months ended September 30, 2005. Net of an $85.7 million contribution to net sales from the acquired NES business, net sales decreased $5.6 million, or 0.9%, during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The decrease resulted from the net impact of a 2.9% decrease in unit volume (estimated impact of $18.3 million) partially offset by a favorable product mix shift and improved average selling prices (estimated impact of $12.7 million). The product mix shift and change in average selling price was attributable to higher unit volume in private label and exclusive products and decreases in our unit volumes of trade brand products.

Gross Profit. Gross profit increased by $16.7 million, or 14.8%, from $112.4 million for the nine months ended September 30, 2004 to $129.1 million for the nine months ended September 30, 2005. Net of a $15.8 million contribution in the increase to gross profit from the acquired NES business, gross profit increased $0.8 million, or 0.8%, during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. In addition to lower volumes during the nine months ended September 30, 2005, gross profit was also impacted negatively by more aggressive pricing in our trade brands in an effort to stimulate volume growth in the absence of supplier sponsored promotions. The volume and pricing impact on trade brand gross profit was more than offset by improvement resulting from migration to private label and exclusive products, which generally have significantly higher gross margins.

Gross margin increased from 17.7% for the nine months ended September 30, 2004 to 18.0% for the nine months ended September 30, 2005. Net of the impact on gross margin resulting from the inclusion of NES in the nine months ended September 30, 2005, gross margin increased from 17.7% to 18.0%.

Warehousing, Selling and Administrative Expenses (Excluding Depreciation and Amortization). Warehousing, selling and administrative expenses increased $15.5 million, or 19.8%, from $77.9 million for the nine months ended September 30, 2004 to $93.4 million for the nine months ended September 30, 2005. Net of an increase of $11.0 million of warehousing, selling and administrative expenses from the acquired NES business, the increase was $4.5 million, or 5.9%, reflecting the net impact of: (i) estimated savings of approximately $2.0 million from the elimination of duplicative head count positions and the closure of facilities during 2004 in connection with the Alpha and NES integrations; (ii) increased investment in sales and marketing activities related to expansion of our private label products including the launch of four new private label brands, expansion of our outside sales force, the addition of an inside sales department for the Broder division (estimated combined impact $4.0 million); (iii) incremental expenses for expanded space in certain distribution facilities (estimated combined impact $1.6 million); and (iv) increases in telecom, consulting and other administrative expenses partially offset by incremental cost savings due to efficiencies in and customer service operations and lower unit volume.

Depreciation and Amortization. Depreciation and amortization expense increased approximately $0.2 million, or 1.7%, from $14.5 million for the nine months ended September 30, 2004 to $14.8 million for the nine months ended September 30, 2005. Net of increased depreciation and amortization of $2.1 million for the acquired NES division, depreciation and amortization decreased by $1.9 million, primarily due to a decrease in amortization of intangible assets.

Restructuring and Asset Impairment Charges. As more fully described in Note 8 to the consolidated financial statements, we recorded restructuring charges of approximately $2.0 million during the nine months ended September 30, 2005 related to the integration of NES and the closures of two Broder division distribution facilities and we recorded a restructuring charge of $2.5 million during the nine months ended September 30, 2004 related to the integration of Alpha. As previously disclosed, the Alpha integration was completed in fiscal 2004 and in connection with the acquisition of NES in August 2004, we developed a restructuring plan during the three months ended December 31, 2004. This plan included the closure of one of our Charlotte, North Carolina distribution facilities and the reduction of head count for duplicative general and administrative functions. The Charlotte facility closure occurred during the three months ended March 31, 2005. The closure of the Broder division Atlanta facility is expected to occur during the fourth quarter of 2005 and it will be replaced by a larger facility in the Atlanta area.

Income from Operations. As a result of the factors described above, income from operations increased by approximately $1.5 million, from $17.5 million for the nine months ended September 30, 2004 to $18.9 million for the nine months ended September 30, 2005.

Interest and Other Expense. Interest expense, net increased by $5.7 million, or 27.3%, from $20.9 million for the nine months ended September 30, 2004 to $26.6 million for the nine months ended September 30, 2005. The net increase is primarily due to (i) $50.0 million of incremental 11 1/4% Senior Notes outstanding during the nine months ended September 30, 2005 that were issued in November 2004 and proceeds from which were used to pay down our revolving debt including borrowings to finance the NES transaction (impact of $2.2 million); (ii) higher debt levels necessary to support the incremental NES business and increased investment in working capital as well as an increase of approximately 300 basis points in the average interest rate on our revolving debt (combined impact of approximately $2.9 million); and (iii) a $0.4 million net negative effect of changes in the fair value of interest rate swaps ($0.8 million and $1.2 million net positive effect for the nine months ended September 30, 2005 and 2004, respectively). Other expense of $0.6 million for the nine months ended September 30, 2004 included a $0.2 million charge related to the early retirement of a deferred compensation arrangement and a $0.2 million litigation settlement.

Income Tax Benefit. The income tax benefit was approximately $2.5 million and $1.7 million for the nine months ended September 30, 2005 and 2004, respectively. The difference between the U.S. federal statutory rate of 34% and the effective benefit rate relates primarily to state and local taxes and meals and entertainment.

Net Loss. As a result of the factors described above, net loss increased by $2.8 million, from a net loss of $(2.3) million for the nine months ended September 30, 2004 to a net loss of $(5.2) million for the nine months ended September 30, 2005.

Liquidity and Capital Resources

Cash Flows

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Net cash used in operating activities was approximately $21.9 million for the nine months ended September 30, 2005 compared to cash provided by operating activities of approximately $35.9 million for the nine months ended September 30, 2004. The change in cash flows from operating activities was due principally to $44.1 million of incremental increase in inventory during the nine months ended September 30, 2005 relative to the nine months ended September 30, 2004. The increase was significantly driven by private label inventories.

Net cash used in investing activities was $3.7 million for the nine months ended September 30, 2005. Net cash used in investing activities was $34.9 million during the nine months ended September 30, 2004 and was attributable to the acquisition of NES in August 2004 and capital expenditures of $3.2 million.

Net cash provided by financing activities was approximately $30.0 million for the nine months ended September 30, 2005 compared to $1.3 million for the nine months ended September 30, 2004. The change in cash flows from financing activities was primarily attributable to the incrementally higher net borrowings on our revolving credit agreement to support our increases in inventory during the nine months ended September 30, 2005 relative to the nine months ended September 30, 2004 as described under cash flows from operating activities, the change in the book overdraft position and the sale of $13.3 million of common stock used to partially finance the acquisition of NES.

Liquidity Position

We entered into a revolving credit facility on September 22, 2003, which provided for aggregate borrowings of up to $175.0 million, including provision for up to $25.0 million of letters of credit. In September 2005, we exercised our option to increase the revolving credit facility by $50.0 million for aggregate borrowings up to $225.0 million. As of September 30, 2005, outstanding borrowings on the revolving credit facility were $105.4 million, and outstanding letters of credit were $10.5 million, which left $98.0 million of available borrowing capacity as determined by borrowing base availability.

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

The indenture governing the senior notes and the revolving credit facility, among other things, (1) restrict the ability of us and our subsidiaries, including the guarantors of the notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (2) prohibit certain restrictions on the ability of certain of our subsidiaries, including the guarantors of the notes, to pay dividends or make certain payments to us and (3) place restrictions on the ability of us and our subsidiaries, including the guarantors of the notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to these notes and the revolving credit facility also contains various covenants which limit our discretion in the operation of our businesses. As of September 30, 2005, we were in compliance with all covenants under the indenture and the credit facility.

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

The low point of our availability (high point of borrowings) occurred during June 2005, and the borrowings at peak points during the third quarter approached the levels experienced at June 2005. We expect the high point of our availability (low point of borrowings) to occur in November 2005 as a result of seasonal paydown. We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations during the seasonal low period, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures and other needs of the business for at least the next twelve months. However, no assurance can be given that this will be the case, and we may require additional debt or equity financing to meet our working capital requirements.

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

Off Balance Sheet Arrangements

Our revolving credit facility contains provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the revolving credit agreement of $225.0 million. As of September 30, 2005, we had approximately $10.5 million of outstanding letters of credit related to commitments for the purchase of inventory.

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

Contractual Cash Obligations

The following table presents the aggregate amount of future cash outflows under our contractual cash obligations and commercial commitments as of September 30, 2005:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(dollars in millions)
Revolving credit facility	$105.4	$—	$105.4	$—	$—
Senior notes(1)	225.0	—	—	—	225.0
Operating lease obligations	82.8	12.6	23.3	22.4	24.5
Capital lease obligations	2.6	1.1	1.3	0.2	—
Supply agreements(2)	20.6	8.3	11.7	0.6	—
Expected interest payments(3)	130.5	26.1	52.2	50.7	1.5

Total contractual cash obligations	$566.9	$48.1	$193.9	$73.9	$251.0

(1)	Amounts shown do not include $1.3 million of unamortized premium that will be amortized over the term of the senior notes.

(2)	We are party to two separate supply agreements. In one supply agreement we are committed to purchase a minimum of $4.0 million of product per year in 2005 and 2006 and another $2.5 million per year in 2007 and 2008. Any shortfall in committed purchases for a given year may be carried forward or backward one year, subject to certain limits. If after carry forward or backward, actual purchases still fall short of committed levels, a penalty of 7.5% of the shortfall will be incurred. In the other supply agreement we have committed to purchase a total of $15.0 million at a minimum of $5.0 million of product per year through 2007. We do not believe these purchase commitments exceed normal requirements.

(3)	Represents expected interest payments for the life of the senior notes.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 addresses asset retirement obligations where an entity has a legal obligation to perform an asset retirement activity in which the timing and method of settling the obligation are conditional upon a future event that may or may not be within the entity’s control. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. Earlier application is permitted . We are currently assessing the impact that FIN 47 would have on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements of the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method of long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 will be effective for accounting changes and corrections of errors made during fiscal years beginning after December 15, 2005. This statement does not change the transition positions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. We are currently assessing the impact that FIN 47 would have on our consolidated financial statements.

Sarbanes-Oxley Section 404 Compliance

We incur certain costs associated with being an SEC registrant because we registered debt securities in April 2004. We had previously expected to incur approximately $1.2 million during fiscal 2005 in direct and indirect costs associated with Sarbanes-Oxley Section 404 compliance, but on March 2, 2005, the SEC extended the compliance dates for non-accelerated filers regarding amendments to the SEC’s rules under the Securities Exchange Act of 1934 and on September 21, 2005, the SEC further extended the compliance dates. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2007. This is a two-year extension from the originally established July 15, 2005 compliance date for non-accelerated filers. We are currently a non-accelerated filer because we do not have common equity securities registered with the SEC. We are currently evaluating the timing of documenting and/or implementing the additional processes and procedures necessary for Sarbanes-Oxley Section 404 compliance.

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

As used in this Form 10-Q, unless the context indicates otherwise: (i) the “Company,” refers collectively to Broder Bros., Co. and its consolidated subsidiary; (ii) “Alpha” refers to the Company’s Alpha Shirt Company division for periods after its acquisition by the Company; (iii) “Broder division” refers to the Company’s Broder division; and (iv) “NES” refers to the Company’s NES Clothing Company division for periods after its acquisition by the Company. See Note 7 to the Consolidated Financial Statements for segment information.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this document. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

•	Significant Competitive Activity. The imprintable sportswear and accessories market is a fragmented industry that is highly competitive, and we face significant competition from national, regional and local distributors. Competition is based on price, product quality, breadth of product selection, quality of service and delivery times. To the extent that one or more of our competitors gains an advantage with respect to any key competitive factor, we could lose customers and our sales may decline. In particular, we may need to adjust our pricing policies to compete effectively. To the extent we delay or fail to implement appropriate pricing adjustments, our financial performance may be adversely affected if any of our competitors reduce their prices or fail to increase prices in line with increases in our costs and expenses.

•	General Economic Conditions. Our business is sensitive to the business cycle of the national economy. A decline in general economic conditions may adversely affect demand for our products, which could cause sales of our products to decrease. Slowdowns in economic activity have in the past, and may in the future, result in our customers shifting their purchases towards lower-priced products, such as T-shirts, which adversely affects our gross profit margin. These factors have contributed historically to fluctuations in our results of operations and such fluctuations are expected to occur in the future. A decline in the demand for our products or a mix shift to lower margin products due to deteriorating economic conditions could have a material adverse effect on our results of operations and financial condition.

•	Dependence on a Limited Number of Suppliers. We obtain a significant portion of the products we sell from a limited group of suppliers. From time to time, we may experience difficulties in receiving orders from some of these suppliers or certain products may not be available. Their ability to supply us with our products is subject to a number of risks, including production problems at our suppliers’ facilities, work stoppages or strikes by our suppliers’ employees. The partial or complete loss of any of these sources could have an adverse effect on our results of operations and damage customer relationships. Our relationships with suppliers are generally not governed by written contracts. Accordingly, they generally may be terminated at will by the supplier at any time. The loss of any of these suppliers could have an adverse effect on our sales and profitability. In addition, a significant increase in the price of one or more of the products we obtain from these key suppliers could materially and adversely affect our results of operations.

•	Disruptions in our Distribution Centers. We maintain 17 distribution centers and may establish additional facilities to expand into new markets. A serious disruption to any distribution center or to the flow of goods in or out of our centers due to fire, earthquake, act of terrorism or any other cause could damage a significant portion of our inventory and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. We could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a distribution center. As a result, any such disruption could have a material adverse effect on our business, results of operations and financial condition.

•	Private Label Product Initiatives. Our strategy includes a growing emphasis on developing, sourcing and distributing our own private label products which are complementary to our existing trade brands. While we believe increased emphasis on private label products adds value and profitability to our business, it also adds additional complexity to our operations, increases our working capital investment and presents an increased level of inventory risk. Our inability to manage these complexities and risks may adversely affect our results of operations and financial condition.

•	Integration of Acquisitions. We may not realize all of the anticipated operating synergies and cost savings from the Alpha acquisition or the NES acquisition and we may experience difficulties in integrating the operations of NES with our operations. We may not be able to successfully integrate and streamline overlapping functions or, if such activities are successfully accomplished, that such integration will not be more costly to accomplish than presently contemplated. In addition, we could encounter difficulties in managing the combined company due to its increased size and scope of operations.

•	Acquisition Strategy. We have expanded our business partly through acquisitions and establishing new distribution facilities in new markets and may continue to do so in the future. We may not succeed in: (i) identifying suitable acquisition candidates; (ii) completing acquisitions; (iii) integrating acquired operations into our existing operations; or (iv) expanding into new markets either through acquisitions or establishing new facilities. In addition, future acquisitions could have an adverse effect on our operating results, particularly in the fiscal quarters immediately following their completion while we integrate the operations of the acquired business. Acquired operations or new facilities may not achieve levels of revenues, profitability or productivity comparable with those achieved by our existing operations, or otherwise perform as expected.

•	Substantial Level of Indebtedness. As of September 30, 2005, we had approximately $330.4 million of borrowings under our senior notes indenture and revolving credit facility, and subject to restrictions therein, we may incur additional indebtedness. We expect to obtain the money to pay our expenses and service our debt obligations from cash flows from our operations. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. Our cash flow may not be sufficient to enable us to pay principal and interest on our debt and meet our other obligations. If we do not have enough liquidity, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We may not be able to do so on terms acceptable to us, or at all.

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

As of September 30, 2005, we had $105.4 million of debt outstanding under our revolving credit facility. Our revolving credit facility is subject to variable interest rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the September 30, 2005 level of borrowings, and further considering the interest rate protection agreements currently in place (see following paragraph), we estimate that a one percentage point increase in interest on our variable rate debt agreements would have increased interest expense for the three and nine months ended September 30, 2005 by approximately $0.2 million and $0.7 million, respectively.

We have entered into interest rate protection agreements whereby we have contracted to pay a fixed interest rate in exchange for receipt of a variable rate. The $10.0 million notional principal amount under interest rate protection agreement terminates in October 2008. We have elected not to apply hedge accounting for the currently outstanding interest rate protection agreement. Accordingly, we record our interest rate swaps at fair value on the balance sheet and record gains and losses on this contract as well as the periodic settlements of this contract through our statement of operations. We recorded other income of approximately $0.2 million and $0.1 million during the three months ended September 30, 2005 and 2004, respectively. We recorded other income of approximately $0.8 million and $1.2 million during the nine months ended September 30, 2005 and 2004, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Interim Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, they have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There were no changes during the third quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

November 8, 2005	BRODER BROS., CO.

	By:	/s/ THOMAS MYERS
Thomas Myers
Interim Chief Executive Officer and Director
(Principal Executive Officer)
November 8, 2005

	By:	/s/ DAVID J. HOLLISTER
David J. Hollister
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)