Form 10-K
period 2005-12-31
BRODER BROS CO
filed 2006-03-31
CIK 1266700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐    No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each co-registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐    No ☒

As of June 25, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the registrant’s equity securities.

As of March 24, 2006 there were 963,637 shares of Class L, Series 1 common stock outstanding; 931,635 shares of Class L, Series 2 common stock outstanding; 2,789,078 shares of Class L, Series 3 common stock outstanding; 2,696,461 shares of Class L, Series 4 common stock outstanding; 9,695,252 shares of Class A common stock outstanding; and 28,758,499 shares of Class B common stock outstanding.

Broder Bros., Co. and Subsidiaries

Form 10-K

PART I

ITEM 1.	BUSINESS

THE COMPANY

We are a leading distributor of imprintable sportswear and accessories in the United States and operate under three well-recognized brands: “Broder,” “Alpha” and “NES.” By maintaining three distinct catalogs, websites, sales forces and call centers, we are able to preserve the strong brand name recognition and customer goodwill that has been generated from over 175 combined years of independent operations, while our integrated back office operations provide significant economies of scale. We operate within the imprintable sportswear and accessories market, which is estimated to be an $8 billion U.S. market in wholesale revenues and includes undecorated or “blank” T-shirts, sweatshirts, polo shirts, fleece, outerwear, caps, bags and other imprintable accessories that are decorated primarily for advertising and promotional purposes. Unit volume within the market has grown significantly over the last ten years, increasing at a compound annual growth rate of approximately 7%. We provide our decorator customers with value-added merchandising, marketing and promotional support that helps our customers grow their businesses. Our decorator customers in turn sell our products to end-consumers, primarily for advertising and promotional purposes. We purchase product from more than 50 suppliers, including trade brand suppliers such as Russell, Fruit of the Loom, Hanes, Anvil and Gildan. Other exclusive or near-exclusive suppliers include retail brands such as Adidas Golf, Columbia Sportswear and Champion. We consider the term “near-exclusive” to represent those arrangements where, although not contractually entitled to exclusivity, we believe we are the only distributor to offer these products in an annual catalog to the imprintable sportswear industry. In addition to purchasing from these distribution suppliers, we develop and source products from over 16 countries to support our private label brands, which include the Devon & Jones, HYP, Authentic Pigment, Desert Wash, Harvard Square, Chestnut Hill, Great Republic and Harriton brands. We had net sales of $978.4 million, income from operations of $32.2 million and net loss of $2.9 million for the year ended December 31, 2005.

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

We believe that the highly fragmented nature of our customer base enables us to serve a critical function within our industry. We believe none of our suppliers offer a complete line of imprintable sportswear and accessories, and the majority lack the scale, infrastructure and expertise to sell and service a highly fragmented potential customer base. The customer base is estimated at over 100,000 regional and local decorators, who typically demand small orders which average approximately $250 consisting of mixed product categories and require receipt of shipment within one to two days. In addition, approximately 9% of our sales come from pick-up orders at our 16 nationwide distribution facilities. Because of our scale, we are able to purchase truckload quantities directly from suppliers, obtain favorable pricing, efficiently manage our inventory when buying products, maintain a national sales force and produce high quality catalogs and websites to market effectively to our customers.

Our customers choose distributors based on several purchasing criteria, including breadth of product selection, depth of inventory, access to leading brands, price, speed of delivery, marketing resources and customer service, catalog and website quality. We believe we provide our customers with compelling value across all of these purchasing criteria. We offer a broad selection of over 40,000 SKUs and over 40 brands. We are the exclusive or near-exclusive distributor in our market for several industry-leading retail brands such as Adidas Golf, Columbia Sportswear and Champion. In addition, we offer a line of private label brands such as Devon & Jones, HYP, Authentic Pigment, Desert Wash, Harvard Square, Chestnut Hill, Great Republic and Harriton, which we believe are complementary to our trade brands. We believe this strategy continues to make us a destination point for our customers by providing higher quality products at comparable prices to trade brands. In addition, we believe this strategy affords us higher gross margins and enables us to expand our product assortment to better service our existing channels not adequately serviced by trade brands and also reach new channels, such as specialty retail.

We operate the largest distribution network in the industry, which consists of 16 facilities located throughout the U.S. with the ability to ship via ground parcel service to over 80% of the continental U.S. population within one business day and to over 98% of the continental U.S. population within two business days. Our Broder, Alpha and NES catalog circulation is extensive, totaling approximately 2.5 million comprehensive and 0.9 million brand-specific catalogs distributed in 2005. Our customers use our catalogs as their primary selling tool with end-consumers. As a leading distributor in the industry, we receive favorable terms from our suppliers and can, in turn, pass on these cost savings to our customers. We believe these advantages allow us to effectively compete against our competitors, the vast majority of which are small, regional and local distributors who lack our scale and resources.

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

Broder’s growth has been due in large part to geographic expansion. From 1991 to 1999, Broder opened five branches: Orlando, FL in 1991; Dallas, TX in 1993; Albany, NY in 1995; Fresno, CA in 1997; and Wadesboro, NC, adjacent to the central distribution center, in 1999. In addition, Broder added 32,000 square feet to its Plymouth, MI branch in 1998, which served as Broder’s headquarters prior to the Alpha acquisition. In May 2000, Bain Capital LLC acquired Broder in a recapitalization transaction. Shortly following the recapitalization, Broder continued its geographic expansion through the acquisition of St. Louis T’s, Full Line Distributors, Gulf Coast Sportswear and T-Shirts & More, Inc. (“TSM”). Since 2000, Broder has also expanded its geographic reach into certain regions with new facilities to promote organic expansion. Broder continually assesses its distribution network for efficiency opportunities, which resulted in the closures of two facilities in the fourth quarter of 2003, two facilities during fiscal 2004 and one facility during fiscal 2005. In addition, in December 2005, the Atlanta, GA facility was replaced by a dual-brand facility in Duluth, GA, which carries Broder and Alpha products.

Alpha. The origins of Alpha date back to 1931 when a predecessor company was founded as a wholesaler of men’s dress shirts, hosiery and underwear serving sportswear and accessories retailers and institutions in the New England region. During the 1970’s, Alpha progressively shifted its operations to participate in the evolving imprintable T-shirt industry. In the 1990’s, a descendant of one of the founders incorporated Alpha and expanded its operations to three facilities—Philadelphia, PA; Ft. Wayne, IN; and La Mirada, CA. In 1999, Linsalata Capital Partners purchased a majority interest in Alpha. Prior to Broder’s acquisition of Alpha, Alpha successfully completed two acquisitions, Kay’s Enterprises and Good Buy Sportswear, increasing its number of distribution centers from three to five and creating an efficient nationwide distribution platform.

In September 2003, Broder acquired all of the outstanding capital stock of Alpha. Immediately after consummation of the acquisition, Alpha and certain of its subsidiaries were merged with and into Broder. Although Alpha is no longer a distinct legal entity, Broder maintains the Alpha brand and operates separate catalogs, toll-free numbers, websites and sales forces as a means to preserve the customer goodwill generated over more than 70 years of independent operations.

NES. NES is a leading distributor of imprintable sportswear in the New England and Charlotte, NC regions. In August 2004, Broder acquired all of the outstanding capital stock of NES Clothing Company Holdings Trust (“NES”). For consolidation and efficiency purposes, NES and its operating subsidiary, Aprons Unlimited, Inc., as well as NES Acquisition Corp., were merged with and into Broder. Although NES is no longer a distinct legal entity, Broder continues to retain the “NES” and “New England Sportswear Company” brands, as well as operate separate catalogs, websites, sales forces and call centers.

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

According to data available from industry research firms, imprintable sportswear unit volume grew between 1995 and 2005 at a compound annual growth rate of approximately 7%, growing in each year other than 2001. We believe the growth is the result of the following drivers:

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

BUSINESS STRATEGY AND OUTLOOK

Our goals are to become the most profitable supplier of imprintable sportswear and the provider of choice for our customers in a highly competitive commodity industry, while generating above average industry growth. In fiscal 2005, our unit sales experienced a 1.5% decrease over the pro forma prior year, while fiscal 2005 gross profit of $180.0 million increased by 3.6% compared to pro forma fiscal 2004 gross profit of $173.7 million. The following objectives are key components of our business strategy:

Maintain a balanced focus on the success of our trade brands and our private label brands. We ensure our management and capital resources promote both our trade and exclusive brand products, which accounted for more than 80% of our fiscal 2005 revenues, and our private label brand products, which generate higher margins and higher gross profit per unit than our trade and exclusive brand products. We execute this strategy by aligning our business with key suppliers, providing a broad assortment of products, improving availability of inventory, pricing our products competitively, providing financial incentives to our sales force to grow profitable business and producing catalogs that are industry leaders in quality and breadth of selection.

Improve inventory management. We have engaged a national consulting firm to help us set economic inventory targets, enhance our systems and processes to develop better forecasting capabilities, and to enhance our supply planning to reduce our lead times. We are also building internal reporting with reliable metrics to better manage inventory and to provide accountability for both inventory turns and service levels. We are implementing a disciplined open-to-buy strategy to keep buyers from overbuying, and we are continuing to perform economic assessments of discounted bulk-buy opportunities. We are also building return on investment concepts into merchandising by evaluating the economics of every product we carry or propose to carry, and into development of the appropriate assortment for each distribution center.

Create multi-division distribution centers. Until the fourth quarter of fiscal 2005, each of our distribution centers had been division-specific by selling products which were offered by only one of our Broder, Alpha or NES divisions. In December 2005, we opened our first dual-brand distribution center in the Atlanta, GA market. The distribution center carries Broder and Alpha division products. Multi-brand distribution centers provide us with several key advantages, including reduction of operating expenses, and both the reduction of inventory levels and improvement in inventory availability. In March 2006, we consolidated our Houston, TX market into a Broder and Alpha dual-brand distribution center. We expect to consolidate yet another of our markets into a dual-brand distribution center by the end of fiscal 2006 and have identified additional opportunities beyond 2006.

Reduce operating expenses. We closed two distribution centers in each of fiscal years 2003 and 2004, and one in 2005. Following the Alpha and NES acquisitions, we eliminated redundant selling, general and administrative positions. We expect to realize $12.4 million in annualized savings resulting from these actions, of which $11.7 million was realized in fiscal 2005 results, with the remaining incremental $0.7 million expected to be realized in fiscal 2006. Approximately $3.3 million in year-over-year savings are reflected in operating results for fiscal 2005 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Potential Acquisition-Related Cost Savings”). In addition to creating multi-brand distribution centers, we may employ a strategy to reduce operating expenses by consolidating call centers.

PRODUCTS

We distribute a wide range of undecorated or “blank” T-shirts, sweatshirts, polo shirts, fleece, outerwear, caps, bags and other imprintable accessories. Within our product selection, we offer recognizable basic brands purchased from trade brand suppliers such as Russell, Fruit of the Loom, Hanes, Anvil and Gildan. We are the exclusive or near-exclusive distributor in our market for several industry-leading retail brands, such as Adidas Golf, Columbia Sportswear and Champion. Through the success of our premium brand strategy, we have demonstrated that by working with a well-managed, national distributor, prominent brands can gain access to a large untapped consumer segment. In addition, these retail brand relationships further differentiate our product portfolio from those of our competitors. In addition, we offer a line of private label brands, such as Devon & Jones, HYP, Authentic Pigment, Desert Wash, Harvard Square, Chestnut Hill, Great Republic and Harriton, which we believe are complementary to our trade brands. We believe this strategy strengthens our position as a destination point for our customers by providing them with higher quality products at comparable prices to trade brands. In addition, we believe this strategy affords us higher gross margins and enables us to expand our product assortment to better service our existing channels not adequately serviced by trade brands and also reach new channels, such as specialty retail.

Our brands include:

Trade Brands

Adams Cap	Comfort Colors	Jonathan Corey	Van Heusen
American Apparel	Cross Creek	LAT	Weatherproof
Anvil	Fruit of the Loom	Lee	Wrangler
Augusta	Gildan	Outer Banks	Yupoong
Bella	Hanes	Rabbit Skins
Big Accessories	Izod	Stedman
Bill Blass	Jerzees	Towels Plus

Exclusive or Near-Exclusive Premium Brands

Broder Catalog	Alpha Catalog	NES Catalog

Adidas Golf	Adidas Golf	Adidas Golf
Champion	Champion	Champion
Cubavera	Columbia Sportswear	Columbia Sportswear
Hyp Hats
Big Accessories

Private Label Brands

Broder Catalog	Alpha Catalog	NES Catalog

Chestnut Hill	Devon & Jones	Devon & Jones
Desert Wash	Authentic Pigment	Harvard Square
Great Republic	Apples & Oranges	HYP
Harriton	Harriton	Authentic Pigment
Luna Pier	HYP	Harriton

COMPETITION

We compete in a highly fragmented market where small regional and local distributors with limited geographic coverage and product offerings are common to the industry. Generally, competition in each region also includes a branch of one or more other national distributors.

Competition is based on breadth of product selection, depth of inventory, access to leading brands, price, quality and delivery time. While availability, price and speed remain important, we believe that the other principal factors by which we compete are substantial geographic coverage and sophisticated marketing programs. Over the past several years, our scale has allowed us to take advantage of favorable volume purchase pricing from suppliers and leverage investments in distribution systems and software. We believe that we lead the industry in product selections, comprehensive marketing programs, extensive sales and service forces, and expansive distribution infrastructure.

SUPPLIERS

Large scale and long-standing supplier relationships provide us with important purchasing and inventory management advantages relative to our competitors. Our scale and purchasing power with our suppliers has resulted in a number of important benefits including marketing support, previews of new product launches and favorable purchasing terms. We do business with most of our suppliers on a purchase order basis. By maintaining close communication with suppliers, we are able to synchronize our inventory management and product purchases with supplier production cycles. Understanding short-term supplier activity enables us to better size our purchases, refine targeted inventory levels and take advantage of special buying opportunities. Approximately 52% of our fiscal 2005 sales were generated from products obtained from our top three suppliers. The table below shows our largest suppliers based on sales for fiscal 2005:

Supplier	Percent of Fiscal 2005 Sales
Gildan	22.9%
Hanes(1)	14.8%
Russell Corp.(2)	14.5%
Anvil	7.8%
Fruit of the Loom	7.6%
Other	32.4%

(1)	Owned by Sara Lee Corporation. Includes Hanes, Outer Banks, Stedman and Champion.

(2)	Includes Jerzees, Three Rivers and Cross Creek.

CUSTOMERS

We sell to more than 70,000 customers nationwide, including screen printers, embroiderers and specialty advertisers. Our customer base is highly fragmented, as indicated in the table below:

Customer	Percent of Fiscal 2005 Sales
Top 10 Customers	2.9%
Top 100 Customers	11.4%
Top 1,000 Customers	34.8%

SALES AND MARKETING

Catalogs and Selling Materials

Our catalogs are the cornerstone of our marketing strategy and we believe that the Broder, Alpha and NES catalogs are the industry leaders in quality and breadth of selection. Our catalogs are designed to have the look and feel of high-end consumer retail catalogs with attractive models, appealing photographs and a clear display of products. In addition, we offer generic catalogs that can be customized to include our customers’ logos on the cover. We believe that our customized catalogs enhance the professional image of our customers, promote customer loyalty and allow us to more effectively sell our product lines. During 2005, we distributed over 2.5 million comprehensive catalogs, which included 1.2 million custom catalogs, and an additional 0.9 million of brand-specific catalogs.

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

Call Centers and Customer Service Representatives

We maintain separate call centers for each of our Broder, Alpha and NES brands which as of December 31, 2005 were staffed with 213 full-time and 66 part-time customer service representatives to assist our customers in placing orders, checking stock levels, looking for price quotes or requesting adjustments. Our Broder division maintains three call centers in Michigan, California and Florida. Our Alpha division also operates three call centers located in Pennsylvania, Florida and

California. Our NES division maintains one call center located in Massachusetts. We may employ a strategy to reduce operating expenses and improve service quality by consolidating call centers.

Trade Shows

We take advantage of industry trade shows as an opportunity to expand and enhance our customer relationships, exhibit our product offerings and share customer merchandising strategies and new promotions with our customers. On a combined basis, the Broder, Alpha and NES divisions participate in approximately 150 trade shows annually.

Websites

We maintain three industry-leading websites to support our Broder, Alpha and NES brands, including www.broderbros.com, www.alphashirt.com and www.nesclothing.com, which allow our customers to browse online versions of our catalogs, place orders, track order status, check inventory stock, learn about our promotions, review industry trends, and receive information on marketing resources. In addition to our branded websites, we also host generic formats of our websites that allow our decorator customers to insert their own “cover” and branding. This functionality offers our customers a low-cost opportunity to leverage our customer service capabilities, promote our products, effectively service end-users and procure sales over the internet. Through an ISP and our own internal web servers, we currently host more than 4,000 active custom websites. In fiscal 2005, approximately 23% of our sales were originated from our websites, an increase from approximately 18% of sales in fiscal 2004.

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

ACCESS TO PUBLIC FILINGS

We currently file reports and other information with the SEC. Under the terms of the indenture for our 11 1/4% senior notes due 2010, we have agreed that, whether or not we are required to do so by the rules and regulations of the SEC, for so long as any of the senior notes remain outstanding, we will furnish to the trustee and the holders of the senior notes and file with the SEC, unless the SEC will not accept such a filing: (i) all quarterly and annual financial information that would be required to be contained in a filing with the SEC on Forms 10-Q and 10-K if we were required to file such forms, including a “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and, with respect to the annual information only, a report thereon by our independent accountants and (ii) all reports that would be required to be filed with the SEC on Form 8-K if we were required to file such reports. In addition, for so long as any of the senior notes remain outstanding, we have agreed to make available to any prospective purchaser of the senior notes or beneficial owner of the senior notes in connection with any sale thereof, the information required by Rule 144A(d)(4) under the Securities Act and the information set forth in the preceding sentence.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov or www.broderbrosco.com.

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

EMPLOYEES

As of December 31, 2005, we employed a total of approximately 1,394 full-time and 177 part-time employees, none of whom are party to collective bargaining agreements. Our management believes that employee relations are good.

ITEM 1A.	RISK FACTORS

Our industry is highly competitive and if we are unable to compete successfully we could lose customers and our sales may decline.

The imprintable sportswear and accessories market is a fragmented industry that is highly competitive. We face significant competition from national, regional and local distributors. There can be no assurance that we can continue to compete successfully with such competitors. Competition is based on price, product quality, breadth of product selection, quality of service and delivery times. To the extent that one or more of our competitors gains an advantage with respect to any key competitive factor, we could lose customers and our sales may decline. To remain competitive, we must review and adjust our pricing structure on a constant basis in response to price changes in our industry, including with respect to changes in the cost of raw materials such as cotton. To the extent we may be obligated to adjust our pricing policies to meet competition or we delay our pricing adjustments, our financial performance may be adversely affected if any of our competitors reduce their prices or fail to increase prices in line with increases in our costs and expenses.

Prices of certain of the products we distribute, particularly T-shirts, are determined primarily based on market conditions, including the price of raw materials and available capacity in the industry. In general, we pass along to our customers any changes in the market price we pay for the products we distribute on a real-time basis. Due to competitive market conditions, the average selling prices for certain of the products we distribute, particularly T-shirts, have historically demonstrated a declining trend. Because market conditions beyond our control determine the prices of certain of our products, our reported net sales could fluctuate from quarter-to-quarter based on changes in these market prices.

Slowdowns in general economic activity may detrimentally impact our customers and may have an adverse effect on our sales and profitability.

Our business is sensitive to the business cycle of the national economy. A decline in general economic conditions may adversely affect demand for our products, which could cause sales of our products to decrease. In addition, slowdowns in economic activity have in the past, and may in the future, result in our customers shifting their purchases towards lower-priced products, such as T-shirts, which adversely affects our gross profit margin. There can be no assurances that future economic conditions will be favorable to the imprintable sportswear and accessories industry. These factors have contributed historically to fluctuations in our results of operations and such fluctuations are expected to occur for the combined company in the future. A decline in the demand for our products or a mix shift to lower margin products due to deteriorating economic conditions could have a material adverse effect on our results of operations and financial condition.

Disruption in our distribution centers could adversely affect our results of operations.

We maintain 16 distribution centers nationwide, and may establish additional facilities to expand into new markets. A serious disruption to any distribution center or to the flow of goods in or out of our centers due to fire, earthquake, act of terrorism or any other cause could damage a significant portion of our inventory and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. We could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a distribution center. As a result, any such disruption could have a material adverse effect on our business, results of operations and financial condition.

We may not realize all of the anticipated operating synergies and cost savings from the prior acquisitions and we may experience difficulties in integrating NES’ business which may adversely affect our financial performance.

There can be no assurance that we will realize all of the anticipated operating synergies and cost savings from the Alpha and NES acquisitions or that we will not experience difficulties in integrating the operations of NES with our operations. We may not be able to successfully integrate and streamline overlapping functions or, if such activities are successfully accomplished, such integration could be more costly to accomplish than presently contemplated. We expect to realize $12.4 million in annualized savings resulting from the elimination of redundant selling, general and administrative positions, of which $11.7 million was realized in fiscal 2005 results, with the remaining $0.7 million to be realized in fiscal 2006. In addition, we could encounter difficulties in managing the combined company due to its increased size and scope of operations.

We may not be able to achieve the operating synergies and annual cost savings that we expect to result from the acquisitions, which we discuss under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Potential Acquisition-Related Cost Savings” and elsewhere in this Form 10-K. These are forward-looking estimates and involve known and unknown risks, uncertainties and other factors that may cause the actual cost savings or cash generated to be materially different from our estimates or result in these savings not being realized in the time frame expected, or at all. In addition, we will not realize cost savings from the closing of distribution centers relating to rent reductions until the related leases expire or we sublease the distribution centers. The leases of these centers expire between 2007 and 2015. We may also experience a short-term decline in operating results as a result of measures undertaken to improve our inventory turnover.

We obtain a significant portion of our products from a limited group of suppliers. Any disruption in their ability to deliver products to us or a decrease in demand for their products could have an adverse effect on our results of operations and damage our customer relationships.

We obtain a significant portion of the products we sell from a limited group of suppliers. Approximately 52% of the products we sold in fiscal 2005 were purchased from three suppliers and these suppliers each account for 10% or more of the products sold by Broder, Alpha and NES on a combined basis: Gildan, Russell Corp. and Hanes. From time to time, we may experience difficulties in receiving orders from some of these suppliers or certain products may not be available. Their ability to supply us with our products is subject to a number of risks, including production problems at our suppliers’ facilities, work stoppages or strikes by our suppliers’ employees. The partial or complete loss of any of these sources could have an adverse effect on our results of operations and damage customer relationships. Consumer demand for these products may decrease based on a number of factors such as general economic conditions and public perception. In addition, a significant increase in the price of one or more of these products could have a material adverse effect on our results of operations.

Our relationships with most of our suppliers are terminable at will and the loss of any of these suppliers could have an adverse effect on our sales and profitability.

Our relationships with suppliers, including our exclusive or near-exclusive relationships with suppliers such as Adidas Golf, Champion and Columbia Sportswear, are generally not governed by written contracts. We consider the term “near-exclusive” to represent those arrangements where we, although not contractually entitled to exclusivity, believe we are the only distributor to offer these products in an annual catalog to the imprinted sportswear industry. These relationships and exclusivity arrangements may be terminated at will by the supplier at any time. The loss of any of these suppliers, or the decision by a “near-exclusive” supplier to discontinue our exclusivity arrangement, could have an adverse effect on our sales and profitability.

We do not have any long-term contracts with our customers and the loss of customers could adversely affect our sales and profitability.

Our business is based primarily upon individual sales orders with our customers. We typically do not enter into long-term contracts with our customers. As such, our customers could cease buying our products from us at any time and for any reason. The fact that we do not have long-term contracts with our customers means that we have no recourse in the event a customer no longer wants to purchase products from us.

We must successfully predict customer demand for our private label products to succeed.

Our success with respect to our private label brands is largely dependent on our ability to predict customer demand. We enter into contracts for the purchase and manufacture of our private label brands in advance of the applicable selling season. Due to longer lead times compared to our other brands, we are vulnerable to demand and pricing shifts and to suboptimal merchandising. To the extent we are unable to accurately predict customer demand, our sales and operating results will be adversely affected and we may experience inventory write-downs in excess of previously established reserves. While we believe our current strategies and initiatives appropriately address this issue, changes in styles and trends could have a material adverse effect on our customer loyalty and on our operating results. Moreover, longer lead times for our private label brands require increased working capital, which could have an adverse effect on our liquidity position.

We rely significantly on one shipper in order to distribute our products to our customers and any service disruption could have an adverse effect on our sales.

Our ability to both maintain our existing customer base and to attract new customers is highly dependent on our ability to deliver products and fulfill orders in a timely and cost-effective manner. To ensure timely delivery of our products to our customers, we rely significantly on a third party to ship the vast majority of our products to our customers. This shipper may not continue to ship our product at its current pricing or its current terms. If there is any disruption in our shipper’s ability to deliver our products, including a disruption caused by a strike by our shipper’s employees, we may lose customers and our sales will be adversely affected. Further, should this shipper decide to terminate its contract with us, we may not be able to find an adequate replacement within a reasonable period of time and at a reasonable cost to us. To the extent that our current shipper increases its prices, we are unable to find a replacement or are required to hire a replacement at additional cost, our financial performance could be materially adversely affected.

If any of our distribution facilities were to unionize, we would incur increased risk of work stoppages and possibly higher labor costs.

None of our employees are members of a union. If any of our distribution facilities were to unionize, we would incur increased risk of work stoppages and possibly higher labor costs. Although all of our facilities are non-unionized, organization efforts have taken place in the past. If organization efforts at any of our facilities are successful, it could have an adverse effect on our relationships with employees, labor costs and financial performance.

Loss of key personnel or our inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.

Our success in the highly competitive markets in which we operate will continue to depend to a significant extent on our leadership team and other key management personnel. We have entered into employment agreements with certain members of the senior management team. Our operations could be materially adversely affected if we are unable to retain these executives.

We may incur restructuring or impairment charges that would reduce our earnings.

We may incur restructuring charges in connection with recent or future acquisitions. These restructuring charges would be undertaken to realign our operations, eliminate duplicative functions, rationalize our operating facilities and products, and reduce our staff. We perform impairment evaluations for goodwill and indefinite-lived intangible assets at least annually in the fourth quarter, or upon a triggering event. Following the Alpha and NES acquisitions, we carry a significant amount of goodwill and intangible assets and SFAS No. 142 requires us to perform an annual assessment for possible impairment. As of December 31, 2005, we had goodwill of approximately $137.0 million and indefinite-lived intangible assets of $35.6 million. If we determine our goodwill or intangibles to be impaired, the resulting non-cash charge could be substantial.

We may not successfully identify or complete future acquisitions or establish new distribution facilities, which could adversely affect our business.

We have expanded our business partly through acquisitions and establishing new distribution facilities in new markets and may continue to do so in the future. We may not succeed in: identifying suitable acquisition candidates; completing acquisitions; integrating acquired operations into our existing operations; or expanding into new markets either through acquisitions or establishing new facilities.

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

The current principal shareholders of Broder have significant influence over us.

Funds affiliated with Bain Capital currently collectively hold approximately 86.3% of our Class A voting common stock, 96.7% of our Class B common stock and approximately 94.6% in the aggregate of our outstanding Class L common stock (including our Series 1, 2, 3 and 4). Our Class B common stock and each series of our Class L common stock is non-voting. In addition, in connection with the $76.0 million of equity contributed to Broder by Bain Capital in September 2003, borrowings by Broder of $92.0 million under the $175.0 million revolving credit facility entered into in September 2003 and proceeds from the issuance and sale of $175.0 million of senior notes in September 2003, these investment funds affiliated with Bain Capital and other shareholders have entered into an amended and restated shareholders agreement (on substantially the same terms as the one entered into in connection with the May 2000 recapitalization of Broder) regarding, among other things, the voting of such capital stock. These agreements and their stock ownership give the investment funds affiliated with Bain Capital the power:

•	to prevent the approval of all matters submitted to our shareholders;

•	to elect all the directors of Broder; and

•	to limit actions related to the business, policies and affairs of Broder.

The interests of the investment funds affiliated with Bain Capital as equity holders may not be aligned with the interests of all of our stakeholders. For example, these investment funds may have an interest in pursuing acquisitions and other transactions that, in their judgment, could enhance their equity investment, even though such transactions may involve risks to holders of our senior notes. In addition, we are obligated to pay Bain Capital annual management fees and expenses in certain circumstances. See “Item 13 — Certain Relationships and Related Party Transactions — Shareholders Agreement” and “Item 13 — Certain Relationships and Related Party Transactions—Advisory Agreement.”

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.

We have substantial indebtedness. As of December 31, 2005, we had approximately $319.1 million of total indebtedness. In addition, subject to restrictions in the indenture under our senior notes and our revolving credit facility, we may incur additional indebtedness. The high level of our indebtedness could have important consequences to the holders of our senior notes, including the following:

•	it may be more difficult for us to satisfy our obligations with respect to the senior notes;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•	we must use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness, which will reduce the funds available to us for other purposes such as capital expenditures;

•	we may be limited in our ability to borrow additional funds;

•	we may have a higher level of indebtedness than some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and

•	we are more vulnerable to economic downturns and adverse developments in our business.

We expect to obtain the money to pay our expenses and to pay the principal and interest on the senior notes, our revolving credit facility and other debt from cash flow from our operations. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. Our cash flow may not be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have enough liquidity, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We may not be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements, including our revolving credit facility and the indenture, may restrict us from pursuing any of these alternatives.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control and we may be unable to generate sufficient cash flow to meet our debt service obligations.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. Our ability to generate cash to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.

Our business may not generate sufficient cash flow from operations, currently anticipated cost savings and operating improvements may not be realized on schedule, or at all, and future borrowings may not be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all.

Our failure to comply with restrictive covenants contained in the revolving credit facility or the indenture could lead to an event of default under such instruments.

Our revolving credit facility and the indenture governing our senior notes impose significant covenants on us. The agreement governing our revolving credit facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios and satisfy other financial condition tests. Our ability to comply with these ratios may be affected by events beyond our control. Our breach of any of these restrictive covenants or our inability to comply with the required financial ratios could result in a default under the agreement governing our revolving credit facility. If a default occurs, the lenders under our revolving credit facility may elect to declare all borrowings outstanding, together with all accrued interest and other fees, to be immediately due and payable which would result in an event of default under the senior notes. The lenders would also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under our revolving credit facility will also have the right to proceed against our collateral, including our available cash, granted to them to secure the indebtedness. If the indebtedness under our revolving credit facility and the senior notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

ITEM 2.	PROPERTIES

We are headquartered in Trevose, Pennsylvania, and operate 16 distribution facilities nationwide. Our distribution facilities are located strategically throughout the country to take advantage of ground parcel service, shipping regions and population density. We use UPS for the vast majority of our shipments. Each of our facilities is leased. The leases for such facilities are scheduled to expire between 2007 and 2015. We believe our current facilities are generally well maintained and provide adequate warehouse and distribution capacity for future operations. Our facility locations are listed below:

Location	Division	Distribution Center	Call Center	Office	Sq. Feet (000s)(1)
Trevose, Philadelphia	Corporate			✓	46
Albany, New York	Broder	✓			129
Plymouth, Michigan	Broder	✓	✓	✓	117
Fresno, California	Broder	✓	✓		156
St. Louis, Missouri	Broder	✓			93
Dallas, Texas	Broder	✓			140
Orlando, Florida	Broder	✓	✓		88
Louisville, Kentucky	Broder	✓			83
Duluth, Georgia	Broder/Alpha	✓			321
Philadelphia, Pennsylvania (warehouse)	Alpha	✓			286
La Mirada, California	Alpha	✓	✓		210
Ft. Wayne, Indiana	Alpha	✓			181
Seattle, Washington	Alpha	✓			160
Stafford, Texas	Broder/Alpha	✓			138
St. Petersburg, Florida	Alpha	✓	✓		146
Philadelphia, Pennsylvania	Alpha		✓		29
Middleboro, Massachusetts	NES	✓	✓	✓	220
Charlotte, North Carolina	NES	✓			63

(1)	Includes warehouse and corporate space.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on Common Stock

There is currently no established public trading market for any class of our common stock. As of March 24, 2006, there were: (1) 9 record holders of our Class A common stock; (2) 15 record holders of our Class B common stock; (3) 9 record holders of our Class L, Series 1 common stock; (4) 9 record holders of our Class L, Series 2 common stock; (5) 15 record holders of our Class L, Series 3 common stock; (6) 15 record holders of our Class L, Series 4 common stock; (7) 9 record holders of our Class L, Series 1 warrants; and (8) 15 record holders of our Class L, Series 3 warrants.

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

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present the summary historical consolidated financial data of Broder as of the dates and for the periods indicated. The financial information for Broder as of December 31, 2005, 2004, 2003, 2002 and 2001 and for the fiscal years ended December 31, 2005, 2004, 2003, 2002 and 2001 has been derived from the historical consolidated financial statements audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

The following financial information reflects the acquisitions of certain businesses during the period 2001 through 2004, including TSM, a regional sportswear distributor located in Louisville, KY, which was acquired in June 2003; Alpha, a national sportswear and accessories distributor acquired in September 2003; and NES, a leading distributor of imprintable sportswear in New England, which was acquired in August 2004.

The summary information below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and Notes thereto, included in Item 8 in this Form 10-K.

	Fiscal Year Ended December 31,(1)
	2005	2004	2003	2002	2001
	(dollars in thousands)
Consolidated Statement of Income Data:
Net sales	$978,417	$877,373	$487,785	$429,694	$409,139
Cost of sales	798,419	720,056	411,123	363,472	349,341

Gross profit	179,998	157,317	76,662	66,222	59,798
Warehousing, selling and administrative expenses(2)	126,833	108,112	63,264	48,996	44,242
Depreciation and amortization	19,124	19,590	10,355	7,410	2,639
Restructuring and asset impairment charges	1,880	3,528	9,073	—	—

Total operating expenses	147,837	131,230	82,692	56,406	46,881

Income (loss) from operations	32,161	26,087	(6,030)	9,816	12,917
Interest expense, net	36,713	28,541	14,604	11,430	11,324
Other (income) expense	—	400	(14)	(301)	(74)

Total other expense, net	36,713	28,941	14,590	11,129	11,250

Income (loss) before provision (benefit) for income tax	(4,552)	(2,854)	(20,620)	(1,313)	1,667
Income tax (benefit) provision	(1,641)	(1,349)	(8,164)	87	384

Net income (loss)	$(2,911)	$(1,505)	$(12,456)	$(1,400)	$1,283

Other Financial Data:
Cash flow from (used in) operating activities	$(35,797)	$5,382	$(3,916)	$(137)	$37,130
Cash flow from (used in) investing activities	(6,226)	(34,693)	(252,408)	2,132	(31,022)
Cash flow from (used in) financing activities	43,007	28,457	256,876	(3,474)	(3,732)
Capital expenditures(3)	6,323	4,198	2,021	4,269	3,523
Consolidated Balance Sheet Data:
Cash	$3,305	$2,321	$3,175	$2,623	$4,102
Working capital	195,107	140,300	119,518	55,119	55,311
Total assets	566,462	538,208	479,153	157,296	162,417
Total debt	319,148	271,422	263,367	87,529	92,659
Shareholders’ equity (deficit)(4)	73,313	76,083	64,890	(12,926)	(12,369)

(1)	We operate on a 52- or 53-week year basis with the year ending on the last Saturday of December. Fiscal 2005 consisted of 53 selling weeks and fiscal years 2001 through 2004 each consisted of 52 selling weeks.

(2)	Warehousing, selling and administrative expenses include management and advisory fees to Bain Capital totaling $1.6 million, $1.9 million, $0.6 million, $0.8 million and $0.6 million for the fiscal years ended December 31, 2005, 2004, 2003, 2002 and 2001 respectively.

(3)	Capital expenditures exclude non-cash capital expenditures financed through capital leases.

(4)	We were recapitalized by Bain Capital on May 3, 2000 in a leveraged recapitalization, which resulted in a charge to retained earnings totaling $36.0 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a leading distributor of imprintable sportswear and accessories in the United States. Imprintable sportswear and accessories is an estimated $8 billion U.S. market in wholesale revenues and includes undecorated or “blank” T-shirts, sweatshirts, polo shirts, fleece, outerwear, caps, bags and other imprintable accessories that are decorated primarily for advertising and promotional purposes. We source product from more than 50 suppliers, including Russell, Fruit of the Loom, Hanes, Anvil and Gildan. Other exclusive or near-exclusive suppliers include retail brands such as Adidas Golf, Columbia Sportswear and Champion. We consider the term “near-exclusive” to represent those arrangements where, although not contractually entitled to exclusitivity, we believe we are the only distributor to offer these products in an annual catalog to the imprintable sportswear industry. In addition to our distribution suppliers, we develop and source products from over 16 countries to support our private label brand initiatives, which include the brands Devon & Jones, HYP, Authentic Pigment, Desert Wash, Harvard Square, Chestnut Hill, Great Republic and Harriton. Our products are sold to over 70,000 customers, primarily advertising specialty companies, screen printers, embroiderers and specialty retailers who decorate our blank product with corporate logos, brands and other promotional images. Our decorator customers then sell imprinted sportswear and accessories to a highly diversified range of end-consumers, including Fortune 1000 companies, sporting venues, concert promoters, athletic leagues, educational institutions and travel resorts. We believe our end-consumers are increasingly recognizing imprintable sportswear and accessories as highly differentiated, cost-effective advertising and promotional tools that help them grow their respective businesses and brand images. As a result, imprintable sportswear unit volume has grown significantly over the last ten years, increasing at a compound annual growth rate of approximately 7%.

Alpha Acquisition

In September 2003, we acquired all of the outstanding capital stock of Alpha pursuant to a stock purchase agreement entered into in July 2003. Immediately after consummation of the acquisition, Alpha and its subsidiaries were merged with and into Broder Bros., Co., except for ASHI, Inc., which became a direct, wholly owned subsidiary of the Company until it also was subsequently merged with and into Broder Bros., Co. The total cash consideration in the acquisition was $246.5 million. The aggregate cash costs of the acquisition, together with the funds necessary to refinance certain existing indebtedness and pay the related fees and expenses, were financed by $76.0 million of new equity contributed by Bain Capital, management and other investors; borrowings of $92.0 million under a $175.0 million revolving credit facility; and net proceeds from the issuance and sale of $175.0 million of 11  1/4% senior notes due 2010.

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

Potential Acquisition-Related Cost Savings

We believe that the primary benefits from the acquisitions of Alpha and NES include greater scale, broader product offering, extended national presence, regional market share strength and differentiated customer selling support. In addition, in connection with the Alpha and NES acquisitions, we identified cost reduction opportunities in redundant selling, general and administrative functions and overlapping distribution points. Upon commencement of the Alpha acquisition, we developed a plan to pursue these opportunities, which upon completion was initially estimated to generate $7.9 million of annual savings. As of the end of fiscal 2004, the Alpha integration was completed and expected annual run rate cost savings are $2.9 million in excess of the original estimate. Total annualized savings for the Alpha integration of $10.8 million consist of redundant selling, general and administrative positions and rationalization of distribution facilities of $4.5 million and $6.3 million, respectively. In addition, in connection with the NES acquisition, we expect to generate $1.6 million of annual savings, consisting of $1.2 million of redundant selling, general and administrative positions and $0.4 million due to the rationalization of our Broder Charlotte, NC distribution facility which was closed in March 2005. As of September 30, 2005, integration activities related to the NES acquisition were substantially complete. We cannot assure you, however, that we will achieve any expected cost savings that have not been achieved to date. The current status and updated expectations relative to the Alpha and NES integration plans are summarized as follows:

	Cost Savings
	Total Expected Annualized Savings	Year Over Year Savings Reflected in Operating Results for the Twelve Months Ended December 31, 2005	Expected Future Savings Not Yet Reflected in Historical Results
	(dollars in millions)
Alpha Acquisition
Redundant Selling, General and Administrative Positions	$4.5	$1.7	$—
Rationalization of Distribution Facilities	6.3	0.7	—

Total Alpha Acquisition	10.8	2.4	—

NES Acquisition
Redundant Selling, General and Administrative Positions	1.2	0.6	0.6
Rationalization of Distribution Facilities	0.4	0.3	0.1

Total NES Acquisition	1.6	0.9	0.7

Combined for the Acquisitions	$12.4	$3.3	$0.7

All cost savings related to the integrations of Alpha and NES are gross amounts and do not reflect unrelated increases in operating expenses related to private label initiatives, organic growth, volume and other activities as discussed throughout this document.

PURCHASE ACCOUNTING

The acquisitions of Alpha and NES were accounted for using the purchase method of accounting. As a result, the acquisitions will prospectively affect our results of operations in certain significant respects. The aggregate acquisition consideration for Alpha and NES was allocated to the tangible and intangible assets acquired and liabilities assumed by us based upon their respective fair values as of the acquisition dates. This has resulted in a significant increase in our annual depreciation and amortization expenses. In addition, due to the effects of the increased borrowings to finance the acquisitions, our interest expense has increased significantly in the periods following the acquisitions. For more information, see “—Liquidity and Capital Resources.”

OTHER STRATEGIC ACQUISITIONS

TSM. In June 2003, we acquired substantially all of the assets of T-Shirts & More, Inc., or “TSM,” a regional sportswear distributor with one location in Louisville, KY, for $2.6 million. The acquisition of TSM enhanced our local market position in a number of key Midwestern states. TSM’s facility was consolidated into an existing Broder division distribution center in Louisville, KY.

Kay’s Enterprises. In May 2002, Alpha acquired substantially all of the assets of Kay’s Enterprises, a regional distributor with one facility located in Stafford, TX for $3.3 million. This acquisition provided Alpha with one business day shipping capability throughout much of Texas and Louisiana.

Gulf Coast. In December 2001, we acquired substantially all of the assets of Gulf Coast Sportswear, or “Gulf Coast,” a distributor with four facilities located in: Dallas, TX; Atlanta, GA; Houston, TX; and Kansas City, KS for $5.8 million. Through this acquisition, we augmented our presence in Texas and gained access to additional customers in Atlanta, Houston and the Midwest. As part of the acquisition integration, Gulf Coast’s Atlanta, Dallas and Houston facilities were merged into pre-existing Broder division locations and the Kansas City facility was closed.

Full Line. In August 2001, we acquired all of the capital stock of Full Line Distributors, or “Full Line,” a regional distributor with a manufacturing operation and six distribution facilities located in: Atlanta, GA; Miami, FL; Cleveland, OH; Fullerton, CA; Houston, TX; and St. Louis, MO for $21.8 million. Full Line expanded our customer base and geographic breadth. Following the acquisition, Full Line’s St. Louis facility was consolidated into an existing Broder division distribution center and Full Line’s manufacturing assets were divested for $6.4 million.

St. Louis T’s. In September 2000, we acquired the stock of St. Louis T’s, a regional imprintable sportswear and accessories distributor with one facility located in St. Louis, MO for $20.4 million. Prior to the acquisition, we served Midwestern customers out of our Plymouth, MI facility. Following the acquisition, the St. Louis facility absorbed a significant portion of the Plymouth facility’s sales and expanded the Broder division’s presence in the region.

Good Buy Sportswear. In September 1999, Alpha acquired substantially all of the assets of Good Buy Sportswear, a regional imprintable sportswear and accessories distributor with one location in St. Petersburg, FL for $11.9 million. This acquisition expanded Alpha’s footprint and provided one business day shipping capability throughout Florida and parts of Georgia and South Carolina.

INDUSTRY CONDITIONS

Certain of our key suppliers experienced capacity constraints during fiscal 2005 and our trade brand business was adversely impacted by the capacity constraints. These capacity constraints eased by the end of the third quarter of 2005. Volume levels and our revenues decreased as a result of the supply constraints and a corresponding reduction in supplier promotions, which caused us to recognize lower volume-related vendor rebates during the nine months ended September 30, 2005. We believe that we have now aligned our business with suppliers that have added significant capacity in modern, efficient manufacturing facilities during 2005.

On January 1, 2005 quotas on textile and apparel imports from China and other countries were eliminated. Safeguard quotas were put into place in the latter part of 2005 and for calendar year 2006 for key high volume quota categories from China due to export volume from China in excess of the agreed upon growth rates contained in the treaty. The safeguard quotas have had minimal impact on our business. Overall, the elimination of these quotas, as well as the potential for additional quota safeguards in China, was anticipated and our trade brand suppliers and our internal private label sourcing team have been proactive in developing efficient and competitive cost models. The commodity products we purchase from our trade brand suppliers have a relatively low labor component, which minimizes the low cost labor advantage of Chinese manufacturers. Additionally, our trade brand suppliers have efficiently located manufacturing facilities in Central America and the Caribbean basin which create advantages in the form of shorter lead times and lower freight costs.

We source certain of our lower volume, higher margin private label products from manufacturers in China and expect to continue to take advantage of Chinese imports when it is efficient to do so. Outerwear quota in China has not had safeguard quota restrictions imposed which has resulted in increased price compression in this category for our trade, exclusive and private label products.

Due to longer lead times from manufacture to delivery, and the lack of any large North American warehouse storage and systems for replenishment of our inventories, we believe there are currently no Chinese manufacturers capable of meeting our needs for high volume commodity products. We have continued to expand private label sourcing in the Americas, taking advantage of key changes in the Central America-Dominican Republic-United States Free Trade Agreement. We have expanded our Americas sourcing to Honduras, El Salvador and Guatemala, resulting in cost savings in duty and shorter manufacturing and inbound transportation lead times.

RESULTS OF OPERATIONS

We operate on a 52- or 53-week year basis with the fiscal year ending on the last Saturday of December. For convenience, the financial information included in this Annual report on Form 10-K has been presented as ending on the last day of the nearest calendar month. Fiscal 2005 consisted of 53 selling weeks and fiscal 2004 consisted of 52 selling weeks. Tables and other data in this section may not total due to rounding.

The following table sets forth the amounts and the percentages of net sales that items in the consolidated statement of operations constitute for the periods indicated:

Fiscal Year 2005 Compared to Fiscal Year 2004

	Fiscal Year Ended December 31,
	2005		2004		Increase (Decrease)
	(dollars in millions)
Net sales	$978.4	100.0%	$877.4	100.0%	$101.0	11.5%
Cost of sales	798.4	81.6	720.1	82.1	78.3	10.9

Gross profit	180.0	18.4	157.3	17.9	22.7	14.4
Warehousing, selling and administrative expenses	126.8	13.0	108.2	12.3	18.6	17.2
Depreciation and amortization	19.1	2.0	19.6	2.2	(0.5)	(2.6)
Restructuring and asset impairment charges	1.9	0.2	3.5	0.4	(1.6)	(45.7)

Income from operations	32.2	3.3	26.0	3.0	6.2	23.8
Interest expense, net	36.7	3.8	28.5	3.2	8.2	28.8
Other expense	—	—	0.4	0.1	(0.4)	(100)
Income tax benefit	(1.6)	(0.2)	(1.4)	(0.1)	(0.2)	14.3

Net loss	$(2.9)	(0.3)%	$(1.5)	(0.2)%	$(1.4)	(93.3)%

Net Sales. Net sales increased by approximately $101.0 million, or 11.5%, from $877.4 million for fiscal year 2004 to $978.4 million for fiscal year 2005. Excluding a net $85.6 million contribution to increased net sales from the acquired NES business, net sales increased approximately $15.4 million, or 1.9%, for fiscal 2005 compared to fiscal 2004. This increase resulted from the net impact of a favorable product mix shift and improved average selling prices (estimated impact of $25.5 million) partially offset by a 1.2% decrease in unit volume (estimated impact of $10.1 million). The product mix shift was attributable to an increase of approximately 45% in private label brand revenues and a decrease of approximately 8% in trade brand revenues. The significant growth in private label revenues resulted from the 2005 introduction of four new private label brands, as well as expansion of styles within brands. While we expect to see continued growth of private label brand revenues in 2006 and beyond, due to fewer product introductions and phase out of underperforming private label styles, such future growth is expected to be less than that of 2005. In addition, due to our increased emphasis on the growth of our trade brand products, we expect the decreasing trend of trade brand revenues to improve and ultimately become positive for fiscal year 2006 and beyond.

Gross Profit. Gross profit increased by $22.7 million, or 14.4%, from $157.3 million for fiscal 2004 to $180.0 million for fiscal 2005. Net of $18.1 million contribution to gross profit from the acquired NES business, gross profit increased $4.6 million for fiscal 2005 compared to fiscal 2004. In addition to lower volumes in fiscal 2005, gross profit was also impacted negatively by more aggressive downward pricing in early 2005 in our trade brands in an effort to stimulate volume growth in the absence of supplier sponsored promotions. The decrease in trade brand revenues of approximately 8% further adversely impacted gross profits in 2005 due to lower contribution toward growth oriented trade brand supplier incentive rebate programs. The volume, pricing, and growth incentive rebate impact on trade brand gross profit was more than offset by improvement from the higher mix of private label brand revenues which generally have average gross margins which are 15 to 20 margin points higher than trade brand products.

Gross margin increased from 17.9% for fiscal 2004 to 18.4% for fiscal 2005. Net of the impact on gross margin resulting from the inclusion of NES in fiscal 2005, gross margin increased from 18.2% to 18.4%.

Warehousing, Selling and Administrative Expenses (Including Depreciation and Amortization). Warehousing, selling and administrative expenses, including depreciation and amortization, increased $18.1 million from $127.8 million for fiscal 2004 to $145.9 million for fiscal 2005. Net of an increase of $13.2 million of increased warehousing, selling and administrative expenses from the acquired NES business, the increase was primarily the result of: (i) estimated savings of approximately $2.4 million from the elimination of duplicative head count positions and the closure of facilities during 2004 and 2005 in connection with the Alpha integration; (ii) increased investment in sales and marketing activities related to expansion of our private label products including the launch of four new private label brands, expansion of our outside sales force, the addition of an inside sales department for the Broder division (estimated combined impact $7.3 million); (iii) incremental expenses for expanded space in certain distribution facilities (estimated combined impact $2.2 million); and (iv) increases in telecom, consulting and other administrative expenses partially offset by incremental cost savings due to efficiencies in our distribution center and customer service operations and lower unit volume. We expect to have continued efficiency improvement in variable costs of operating our distribution centers and call centers in 2006, and do not expect the increasing trend of spending on sales and marketing activities to continue in 2006. In addition, we expect to incur higher consulting costs in 2006 primarily attributable to our ongoing inventory and supply chain improvement initiative, and $1.5 million in higher management fees during fiscal 2006 in accordance with the Advisory Services Agreement (see “Item 13. Certain Relationships and Related Transactions – Advisory Agreement”).

Restructuring and Asset Impairment Charges. We recorded restructuring charges of approximately $1.9 million in fiscal 2005 related to the integration of NES and the closures of two Broder division distribution facilities. In connection with integration activities related to the acquisitions of Alpha in fiscal 2003 and NES in fiscal 2004, we recorded restructuring charges primarily related to lease termination costs, severance and related benefits and non-cash asset write-offs of approximately $3.5 million in fiscal 2004. As previously disclosed, the Alpha integration was completed in fiscal 2004. In connection with the acquisition of NES in August 2004, we developed a restructuring plan in the fourth quarter of 2004. This plan included the closure of one of our Charlotte, North Carolina distribution facilities and the reduction of head count for duplicative general and administrative functions. The Charlotte facility closure occurred during the first quarter of 2005 while the closure of the Atlanta facility occurred during the fourth quarter of 2005 and was replaced by a larger dual-brand facility in Duluth, Georgia. During the first quarter of 2006, we consolidated our Broder Houston facility into the existing Alpha Houston facility which now operates as a dual-branded Alpha-Broder facility. In connection with this consolidation, we will record a restructuring charge in the first quarter of 2006. We intend to execute at least one additional market consolidation during 2006 which could result in a corresponding restructuring charge and we expect to consolidate certain of our existing call center operations which may result in additional 2006 restructuring charges.

Income from Operations. As a result of the factors described above, income from operations increased by approximately $6.2 million, from an income from operations of $26.0 million for fiscal 2004 to income from operations of $32.2 million for fiscal 2005.

Interest and Other Expense. Interest expense, net increased by $8.2 million from $28.5 million for fiscal 2004 to approximately $36.7 million for fiscal 2005. The net increase is primarily due to (i) $50.0 million of incremental 11 1/4% senior notes outstanding in fiscal 2005 that were issued in November 2004 and proceeds from which were used to pay down our revolving debt including borrowings to finance the NES transaction (impact of $2.6 million); (ii) higher debt levels necessary to support the incremental NES business and increased investment in working capital as well as an increase of approximately 330 basis points in the average interest rate on our revolving debt (combined impact of approximately $4.7 million); and (iii) a $0.6 million net negative effect of changes in the fair value of interest rate swaps ($1.0 million and $1.6 million net positive effect of a favorable change in fiscal 2005 and 2004, respectively). Other expense of $0.4 million in fiscal 2004 included a $0.2 million charge related to the early retirement of a deferred compensation arrangement and a $0.2 million litigation settlement. We expect debt levels to improve moderately throughout fiscal 2006 and to have a favorable impact on resulting interest expense, which may be offset by higher interest rates on variable rate debt.

Income Tax Benefit. The income tax benefit for fiscal 2004 was $1.4 million, as compared to a tax benefit of $1.6 million for fiscal 2005. The difference between the U.S. federal statutory rate of 34% and the effective benefit rate relates primarily to state and local taxes and meals and entertainment.

Net Loss. As a result of the factors described above, the net loss for fiscal 2005 was $(2.9) million as compared to a net loss of $(1.5) million for fiscal 2004.

Fiscal Year 2004 Compared to Fiscal Year 2003

	Fiscal Year Ended December 31,
	2004		2003		Increase (Decrease)
	(dollars in millions)
Net sales	$877.4	100.0%	$487.8	100.0%	$389.6	79.9%
Cost of sales	720.1	82.1	411.1	84.3	309.0	75.2

Gross profit	157.3	17.9	76.7	15.7	80.6	100+
Warehousing, selling and administrative expenses	108.2	12.3	63.3	13.0	44.9	70.9
Depreciation and amortization	19.6	2.2	10.3	2.1	9.3	90.3
Restructuring and asset impairment charges	3.5	0.4	9.1	1.9	(5.6)	(61.5)

Income (loss) from operations	26.0	3.0	(6.0)	(1.2)	32.0	100+
Interest expense, net	28.5	3.2	14.6	3.0	13.9	95.2
Other expense	0.4	0.1	—	—	0.4	100.0
Income tax benefit	(1.4)	(0.1)	(8.1)	(1.7)	6.7	82.7

Net loss	$(1.5)	(0.2)%	$(12.5)	(2.6)%	$11.0	88.0%

Net Sales. Net sales increased by approximately $389.6 million, or 79.9%, from $487.8 million for fiscal year 2003 to $877.4 million for fiscal year 2004. Net of $337.3 million and $42.9 million contribution to net sales from the acquired Alpha and NES businesses, respectively, Broder net sales increased $9.4 million for fiscal 2004 compared to fiscal 2003. This increase resulted from the net impact of: (i) an 8.7% increase in unit volume (estimated impact of $32.2 million); and (ii) a 5.7% decrease in average selling price and product mix shift (estimated impact of $22.8 million). The trend of declining selling prices for trade brand products was primarily the result of competitive pressures at the manufacturer level of the supply chain, which reduced prices to wholesale distributors such as us and our competitors, which in turn drove down selling prices to our customers. The trend of declining average selling prices was stemmed in the second half of 2004, and due to capacity constraints at the manufacturer level of the supply chain we expected more moderate declining selling price trends, which continued through the third quarter of 2005. As discussed under Gross Profit below, we experienced success in securing offsetting reductions in the corresponding cost of our products to offset selling price declines.

Gross Profit. Gross profit increased by $80.6 million, or 105.2%, from $76.7 million for fiscal 2003 to $157.3 million for fiscal 2004. Net of $64.6 million and $5.9 million contribution to gross profit from the acquired Alpha and NES businesses, respectively, our gross profit increased $10.1 million for fiscal 2004 compared to fiscal 2003. This increase resulted from the net impact of: (i) incremental contribution to gross profit from increased unit sales (estimated impact of $4.6 million), and (ii) lower product costs modestly offset by product mix shift (combined estimated impact of $5.5 million). Average selling price decreases were more than offset by reductions in the corresponding cost of our products. Therefore, we do not believe price deflation had a meaningful adverse impact on gross profits. Adverse product mix shift trends experienced in 2002 and 2003 were stabilized during 2004.

Gross margin increased from 15.7% for fiscal 2003 to 17.9% for fiscal 2004. Net of the impact on gross margin resulting from the inclusion of Alpha in fiscal 2003, gross margin increased from 14.4% to 16.7%. This increase was primarily the result of lower cost of goods sold, net of a decrease in average selling price and product mix.

Warehousing, Selling and Administrative Expenses (Including Depreciation and Amortization). Warehousing, selling and administrative expenses, including depreciation and amortization, increased $54.2 million from $73.6 million for fiscal 2003 to $127.8 million for fiscal 2004. Approximately $53.0 million of the increase represented operating expenses of the acquired Alpha and NES businesses ($12.0 million in depreciation and amortization from the acquired assets and $35.8 million and $5.2 million from Alpha and NES, respectively, of operating expenses net of depreciation and amortization). The remaining net increase was primarily the result of decreased costs resulting from the rationalization of four distribution facilities, elimination of redundant general and administrative positions (estimated impact of $8.4 million) and operating efficiencies in variable costs, offset by increased expenses for management fees of $1.3 million, the impact of increased labor and variable costs related to increased volume and increased costs for general and administrative positions to support product development, public company reporting requirements and sales and marketing efforts.

Restructuring and Asset Impairment Charges. In connection with integration activities related to the acquisitions of Alpha and NES, the Company had recorded restructuring charges primarily related to lease termination costs, severance and related benefits and non-cash asset write-offs. During 2003, these charges aggregated approximately $9.1 million, and during 2004 these charges aggregated approximately $3.5 million.

Income (Loss) from Operations. As a result of the factors described above, income from operations increased by approximately $32.0 million, from a loss from operations of $(6.0) million for fiscal 2003 to income from operations of $26.0 million for fiscal 2004.

Interest and Other Expense. Interest expense, net increased by $13.9 million from $14.6 million for fiscal 2003 to approximately $28.5 million for fiscal 2004. The net increase was due primarily to increased levels of indebtedness outstanding after the Alpha acquisition and related financing transactions, including the $175.0 million of 11  1/4% senior notes outstanding during fiscal 2004 (impact of $14.5 million, excluding the impact of amortization of capitalized financing costs), the incremental interest on $50.0 million 11  1/4% senior notes issued in November 2004 which proceeds were used to pay down the revolving debt, and the amortization of capitalized financing costs incurred in connection with the NES acquisition. Interest expense, net was also impacted by the net effect of interest on subordinated notes which were converted into common stock at the end of June 2003, and higher revolving debt levels which were necessary to support the incremental acquired Alpha and NES business during fiscal 2004. Interest expense, net also included the $1.6 million and $1.3 million net positive effect of a favorable change in the fair value of interest rate swaps for fiscal 2004 and 2003, respectively. Other expense for 2003 also included a $(1.9) million loss on the exchange of Class L common stock, Series 2 issued to retire unsecured senior subordinated notes and a $1.7 million gain on the retirement of subordinated debt-selling shareholder.

Income Tax Benefit. The income tax benefit for fiscal 2003 was $8.1 million, as compared to a tax benefit of $1.4 million for fiscal 2004. The difference between the U.S. federal statutory rate of 34% and the effective provision or benefit rate related primarily to the federal benefit of deductible state and local taxes.

Net Loss. As a result of the factors described above, the net loss for fiscal 2004 was $(1.5) million as compared to a net loss of $(12.5) million for fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Fiscal year 2005 compared to fiscal year 2004. Net cash used in operating activities was approximately $35.8 million for fiscal 2005 compared to cash provided by operating activities of approximately $5.4 million for fiscal 2004. The change in cash flow from operations in fiscal 2005 compared to fiscal 2004 was primarily due to an increase in inventory and a decrease in accounts payable at December 31, 2005.

Net cash used in investing activities for fiscal 2005 of $6.2 million consisted primarily of $6.3 million of capital expenditures. Net cash used in investing activities was $34.7 million for fiscal 2004 and was primarily attributable to the $31.7 million acquisition of NES in August 2004 and capital expenditures of $4.2 million.

Net cash provided by financing activities for fiscal 2005 was $43.0 million which primarily reflects normal borrowings and repayments under revolving credit facilities. Net cash provided by financing activities for fiscal 2004 was approximately $28.5 million which reflects normal borrowings and repayments under revolving credit facilities, and the financing transactions related to the NES acquisition, including sales of $13.3 million of common stock less related fees of $0.3 million used to finance the acquisition of NES; borrowings on the revolving credit facility of $19.3 million used to finance the acquisition of NES; and the issuance of $50.0 million of 11  1/4% senior notes at a $1.5 million premium less related fees of $2.8 million. The entire net proceeds from the issuance were used to repay borrowings under the revolving credit agreement.

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

Net cash used in investing activities was approximately $35.0 million for fiscal 2004, primarily attributable to the acquisition of NES in August 2004 ($31.7 million) and capital expenditures of $4.2 million. Net cash used in investing activities was $252.4 million for fiscal 2003, which primarily reflected the acquisitions of Alpha ($247.8 million, including related fees of $4.3 million) and TSM ($2.6 million), and capital expenditures of $2.0 million.

Net cash provided by financing activities for fiscal 2004 was approximately $28.5 million which reflected normal borrowings and repayments under revolving credit facilities, and the financing transactions related to the NES acquisition, including sales of $13.3 million of common stock less related fees of $0.3 million used to finance the acquisition of NES; borrowings on the revolving credit facility of $19.3 million used to finance the acquisition of NES; and the issuance of $50.0 million of 11  1/4% senior notes at a $1.5 million premium less related fees of $2.8 million. The entire net proceeds from the issuance were used to repay borrowings under the revolving credit agreement.

Net cash provided by financing activities for fiscal 2003 was $256.9 million which primarily reflects normal borrowings and repayments under revolving credit facilities, and the financing transactions related to the Alpha and TSM acquisitions, including the issuance of common stock ($76.0 million, less related fees and expenses of $0.3 million); the issuance of the outstanding senior notes ($175.0 million 11  1/4% senior notes, less related fees and expenses of $10.1 million); and initial borrowings on the new revolving credit facility ($92.0 million, less related fees and expenses of $7.0 million).

Liquidity Position

We entered into a revolving credit agreement on September 22, 2003, which provided for aggregate borrowings of up to $175.0 million, including provision for up to $25.0 million of letters of credit. In September 2005, we exercised our option to increase the revolving credit facility by $50.0 million for aggregate borrowings up to $225.0 million. As of December 31, 2005, outstanding borrowings on the revolving credit facility were $90.0 million, and outstanding letters of credit were $10.8 million, which left $69.3 million of available borrowing capacity as determined by borrowing base availability. We have never utilized the incremental $50.0 million of revolver capacity and presently have no plans to utilize this capacity.

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

The indenture governing the senior notes and the revolving credit facility, among other things, (1) restrict the ability of us and our subsidiaries, including the guarantors of the senior notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (2) prohibit certain restrictions on the ability of certain of our subsidiaries, including the guarantors of the senior notes, to pay dividends or make certain payments to us and (3) place restrictions on the ability of us and our subsidiaries, including the guarantors of the senior notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to the senior notes and the revolving credit facility also contain various covenants which limit our discretion in the operation of our businesses. As of December 31, 2005, we were in compliance with all covenants under the indenture and the credit facility.

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

The increase in outstanding borrowings under the revolving credit agreement during fiscal 2005 was primarily attributable to increase inventory levels associated with the 2005 introduction of four new private label brands and additional style introductions within existing brands. While we expect to experience continued growth of private label brand revenues in 2006 and beyond, due to fewer product introductions and phase out of underperforming private label styles, we do not expect to experience continued increases in inventory levels during fiscal 2006. Furthermore, we expect our ongoing inventory and supply chain improvement initiatives to lead to lower inventory levels as we progress through fiscal 2006. We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations during the seasonal low period, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures and other needs of the business for at least the next twelve months. However, no assurance can be given that this will be the case, and we may require additional debt or equity financing to meet our working capital requirements.

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

OFF BALANCE SHEET ARRANGEMENTS

Our revolving credit facility contains provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the revolving credit agreement of $225.0 million. As of December 31, 2005, we had approximately $10.8 million of outstanding letters of credit related to commitments for the purchase of inventory.

We purchase product in the normal course through the use of short term purchase orders representing quantities for normal business needs at current market prices. In addition, we are party to two supply agreements whereby we have committed to purchase a minimum of: (i) $4.0 million of product in 2006 and $2.5 million per year in 2007 and 2008; and (ii) a total of $15.0 million at a minimum of $5.0 million of product per year in 2006 and 2007. These supply agreements are more fully described in the following section “Contractual Cash Obligations.”

CONTRACTUAL CASH OBLIGATIONS

The following table presents the aggregate amount of future cash outflows under our contractual cash obligations and commercial commitments as of December 31, 2005:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(dollars in millions)
Revolving credit facility	$90.0	$—	$90.0	$—	$—
Senior notes(1)	225.0	—	—	225.0	—
Operating lease obligations	79.0	12.8	22.7	17.5	26.0
Capital lease obligations	2.9	1.2	1.6	0.1	—
Supply agreements(2)	18.5	8.5	10.0	—	—
Expected interest payments(3)	123.5	26.1	52.1	45.3	—

Total contractual cash obligations	$538.9	$48.6	$176.4	$287.9	$26.0

(1)	Amounts shown do not include $1.2 million of unamortized premium that will be amortized over the term of the senior notes.

(2)	We are party to two separate supply agreements. In one supply agreement we are committed to purchase a minimum of $4.0 million of product per year in 2005 and 2006 and another $2.5 million per year in 2007 and 2008. Any shortfall in committed purchases for a given year may be carried forward or backward one year, subject to certain limits. If after carry forward or backward, actual purchases still fall short of committed levels, a penalty of 7.5% of the shortfall will be incurred. In the other supply agreement we have committed to purchase a total of $15.0 million at a minimum of $5.0 million of product per year through 2007. We do not believe these purchase commitments exceed our future consumption requirements.

(3)	Represents expected interest payments for the life of the senior notes.

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

SEASONALITY

Historically, the first quarter of our fiscal year generates the lowest levels of net sales, gross profit and operating profit. During 2005, first and second quarter net sales were approximately 20.2% and 26.8%, respectively, of the total for the year and first and second quarter gross profit was approximately 19.8% and 27.3%, respectively, of the total for the year. Due to the level of fixed operating expenses, operating profit is normally significantly lower in the first quarter of our fiscal year. During fiscal year 2005, 100% of our operating profit was earned in the second, third and fourth quarters.

We have historically realized, and expect to continue to realize, slightly higher gross profit in the second half of the fiscal year. On a combined basis for Broder, Alpha and NES for 2004 and 2005, approximately 52% of the Company’s net sales and gross profit occurred in the second half of the year. This seasonality is primarily a result of the sale of higher priced products during the second half of the year, such as fleece and jackets.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties. Certain important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in forward-looking statements are included in “Item 1A. Risk Factors.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2005, we had $90.0 million of debt outstanding under our revolving credit facility. Our revolving credit facility is subject to variable interest rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the December 31, 2005 level of borrowings, and further considering the interest rate protection agreements currently in place (see following paragraph), we estimate that a one percentage point increase in interest on our variable rate debt agreements would have increased interest expense for the year ended December 31, 2005 by approximately $0.8 million.

We have entered into interest rate protection agreements whereby we have contracted to pay a fixed interest rate in exchange for receipt of a variable rate. The $10.0 million notional principal amount under interest rate protection agreement at December 31, 2005 terminates in October 2008. We have elected not to apply hedge accounting for the currently outstanding interest rate protection agreement. Accordingly, we record our interest rate swaps at fair value on the balance sheet and record gains and losses on this contract as well as the periodic settlements of this contract through our statement of operations. We recorded other income of approximately $1.0 million, $1.7 million and $1.3 million during the years ended December 31, 2005, 2004 and 2003, respectively.

As of December 31, 2005 and 2004, we had outstanding $225.0 million of our 11  1/4% senior notes due 2010. The fair value of our senior notes is estimated to approximate carrying value based on the current market rates available to us. We believe that the fair value of our senior notes approximated $214.3 million and $235.1 million at December 31, 2005 and 2004, respectively, based on quoted market values of the instruments.

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

Goodwill and Intangible Assets. Goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. We perform impairment evaluations for goodwill and indefinite-lived assets at least annually in the fourth quarter, or upon a triggering event, using discontinued expected future cash flows. In addition, we have recorded other indefinite-lived intangible assets (the tradenames “Alpha,” “Alpha Shirt Company”, as well as certain finite-lived intangible assets (primarily the tradenames “NES Clothing” and “Harvard Square,” and customer relationship intangibles). These finite-lived intangible assets are being amortized on a straight-line basis over their average useful lives ranging from 2 to 8 years.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 shall be applied prospectively, effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We anticipate that SFAS No. 151 will not have a material effect on our financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 shall be applied prospectively, effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We have not entered into nonmonetary exchanges; accordingly, we anticipate that SFAS No. 153 will not have a material effect on our financial condition, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 addresses asset retirement obligations where an entity has a legal obligation to perform an asset retirement activity in which the timing and method of settling the obligation are conditional upon a future event that may or may not be within the entity’s control. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation became effective no later than the end of fiscal years ending after December 15, 2005. We adopted FIN 47 as of December 31, 2005 and the adoption did not have a material effect on our financial condition, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements of the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method of long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 will be effective for accounting changes and corrections of errors made during fiscal years beginning after December 15, 2005. This statement does not change the transition positions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. We anticipate that SFAS No. 154 will not have a material effect on our financial condition, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of SFAS Nos. 133 and 140” (“SFAS No. 155”). SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. One of the primary objectives of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value accounting for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. We anticipate that SFAS No. 155 will not have a material effect on our financial condition, results of operations or cash flows.

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

Broder Bros., Co. (the “Company”) is the issuer of $225.0 million aggregate principal amount of 11  1/4% Senior Notes due October 15, 2010. In November 2003, a total of $175.0 million aggregate principal amount of the Senior Notes (the “Initial Notes”) were the subject of an exchange offer that was registered with the Securities and Exchange Commission (“SEC”) (File No. 333-110029). On November 18, 2004, the Company sold in a private placement an additional $50.0 million aggregate principal amount of its 11 1/4% Senior Notes due 2010 (the “Senior Notes”) to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. The Senior Notes were issued at 103% of aggregate principal amount. The Senior Notes are additional debt securities issued under an indenture dated September 22, 2003, under which the Company previously issued the Initial Notes.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Broder Bros., Co.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Broder Bros., Co. and its subsidiaries at December 31, 2005 and December 25, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statements schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP

Philadelphia, Pennsylvania

March 31, 2006

Broder Bros., Co. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and December 25, 2004

	2005	2004
	(dollars in thousands, except per share amounts)
ASSETS
Current assets
Cash	$3,305	$2,321
Accounts receivable, net of allowance for doubtful accounts of $5,352 and $4,664, respectively	83,627	87,689
Finished goods inventory	216,551	174,789
Prepaid and other current assets	11,348	4,859
Deferred income taxes	8,815	8,809

Total current assets	323,646	278,467
Fixed assets, net	17,571	14,570
Goodwill	136,980	137,077
Other intangibles	70,546	83,409
Deferred financing fees, net	13,932	17,148
Deferred income taxes	2,563	6,004
Other assets	1,224	1,533

Total assets	$566,462	$538,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligations	$1,203	$748
Accounts payable	100,187	115,436
Accrued expenses	20,011	17,025
Accrued interest	7,138	4,958

Total current liabilities	128,539	138,167
Long-term debt and capital lease obligations, net of current portion	317,945	270,674
Deferred income taxes	37,578	42,079
Other long-term liabilities	7,602	8,929
Redeemable securities, net of employee note receivable	1,485	2,276

Total liabilities	493,149	462,125
Commitments and contingencies
Shareholders’ equity
Class L, Series 1 common stock; par value $0.01 per share; 2,000,000 shares authorized; 963,637 and 963,637 shares issued and outstanding (aggregate liquidation preference of $30,461 and $26,905)	10	10
Class L, Series 2 common stock; par value $0.01 per share; 2,000,000 shares authorized; 931,635 and 931,635 shares issued and outstanding (aggregate liquidation preference of $21,996 and $18,297)	10	10
Class L, Series 3 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,778,057 and 2,771,042 shares issued and outstanding (aggregate liquidation preference of $87,814 and $77,367)	28	28
Class L, Series 4 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,685,802 and 2,679,019 shares issued and outstanding (aggregate liquidation preference of $63,412 and $52,616)	27	27
Class A, common stock; par value $0.01 per share; 15,000,000 shares authorized; 9,695,252 and 9,695,252 shares issued and outstanding	96	96
Class B, common stock; par value $0.01 per share; 35,000,000 shares authorized; 28,644,854 and 28,572,519 issued and outstanding	286	286
Warrants - Class L, Series 3	1,472	1,471
Additional paid-in capital	120,807	119,792
Accumulated other comprehensive income	(34)	(111)
Accumulated deficit	(48,417)	(45,506)
Treasury Stock; 100,000 shares of Class A common stock; 175,422 shares of Class B common stock; 17,014 shares of Class L, Series 3 common stock; 16,447 shares of Class L, Series 4 common stock; and 1,890 warrants, at cost	(972)	(20)

Total shareholders’ equity	73,313	76,083

Total liabilities and shareholders’ equity	$566,462	$538,208

The accompanying notes are an integral part of the consolidated financial statements.

Broder Bros., Co. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2005, December 25, 2004 and December 27, 2003

	2005	2004	2003
	(dollars in thousands)
Net sales	$978,417	$877,373	$487,785
Cost of sales	798,419	720,056	411,123

Gross profit	179,998	157,317	76,662
Warehousing, selling and administrative	145,957	127,702	73,619
Restructuring and asset impairment charges	1,880	3,528	9,073

Total operating expenses	147,837	131,230	82,692

Income (loss) from operations	32,161	26,087	(6,030)
Other (income) expense
Interest	37,558	30,001	15,569
Change in fair value of interest rate swaps	(959)	(1,660)	(1,253)
Amortization of FAS 133 transition adjustment	114	200	288
Loss on debt conversion	—	—	1,859
Gain on selling shareholder debt retirement	—	—	(1,591)
Other, net	—	400	(282)

Total other expense	36,713	28,941	14,590

Loss before income taxes	(4,552)	(2,854)	(20,620)
Income tax benefit	(1,641)	(1,349)	(8,164)

Net loss	$(2,911)	$(1,505)	$(12,456)

The accompanying notes are an integral part of the consolidated financial statements.

Broder Bros., Co. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2005, December 25, 2004 and December 27, 2003

	Common stock
	Shares (A)	Amount	Shares (L-1)	Amount	Shares (L-2)	Amount	Shares (L-3)	Amount	Shares (L-4)	Amount	Shares (B)	Amount
	(dollars in thousands)
Balance, December 28, 2002	9,640,373	$96	958,182	$10	—	$—	—	$—	—	$—	—	$—
Amortization of FAS 133 transition adjustment net of taxes of $96	—	—	—	—	—	—	—	—	—	—	—	—
Interest on employee note receivable	—	—	—	—	—	—	—	—	—	—	—	—
Equity value accreted on Class A and L, Series 1 and 2 redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of new Class L Series 2 Common Stock	—	—	—	—	926,362	9	—	—	—	—	—	—
Issuance of new Class L Series 3 Common Stock	—	—	—	—	—	—	2,452,012	25	—	—	—	—
Issuance of new Class L Series 4 Common Stock	—	—	—	—	—	—	—	—	2,370,584	24	—	—
Issuance of new Class B Common Stock	—	—	—	—	—	—	—	—	—	—	25,282,963	253
Issuance of Class L, Series 3 Warrants	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance, December 27, 2003	9,640,373	96	958,182	10	926,362	9	2,452,012	25	2,370,584	24	25,282,963	253
Amortization of FAS 133 transition adjustment net of taxes of $67	—	—	—	—	—	—	—	—	—	—	—	—
Reclassification of employee note receivable to redeemable securities	—	—	—	—	—	—	—	—	—	—	—	—
Interest on employee note receivable	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of stock upon redemption of redeemable securities	54,879	—	5,455	—	5,273	1	—	—	—	—	—	—
Issuance of Common Stock	—	—	—	—	—	—	319,030	3	308,435	3	3,289,556	33
Issuance of Class L, Series 3 Warrants	—	—	—	—	—	—	—	—	—	—	—	—
Note receivable forgiven in exchange for treasury shares	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance, December 25, 2004	9,695,252	96	963,637	10	931,635	10	2,771,042	28	2,679,019	27	28,572,519	286
Amortization of FAS 133 transition adjustment net of taxes of $37	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of stock upon redemption of redeemable securities (see Notes 3 and 5)	—	—	—	—	—	—	7,015	—	6,783	—	72,335	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance, December 31, 2005	9,695,252	$96	963,637	$10	931,635	$10	2,778,057	$28	2,685,802	$27	28,644,854	$286

	Warrants	Additional paid-in- capital	Employee note receivable	Accumulated other comprehensive income	Accumulated deficit	Treasury stock (See Note 3)		Total	Comprehensive income (loss)

						Shares	Amount
	(dollars in thousands)
Balance, December 28, 2002	$—	$19,346	$(397)	$(436)	$(31,545)	—	$—	$(12,926)	$(1,191)

Amortization of FAS 133 transition adjustment net of taxes of $96	—	—	—	192	—	—	—	192	$192
Interest on employee note receivable	—	—	(17)	—	—	—	—	(17)	—
Equity value accreted on Class A and L, Series 1 and 2 redeemable common stock	—	(55)	—	—	—	—	—	(55)	—
Issuance of new Class L Series 2 Common Stock	—	14,454	—	—	—	—	—	14,463	—
Issuance of new Class L Series 3 Common Stock	—	38,437	—	—	—	—	—	38,462	—
Issuance of new Class L Series 4 Common Stock	—	32,307	—	—	—	—	—	32,331	—
Issuance of new Class B Common Stock	—	4,643	—	—	—	—	—	4,896	—
Issuance of Class L, Series 3 Warrants	1,292	(1,292)	—	—	—	—	—	—	—
Net loss	—	—	—	—	(12,456)	—	—	(12,456)	(13,239)

Balance, December 27, 2003	1,292	107,840	(414)	(244)	(44,001)	—	—	64,890	$(13,047)

Amortization of FAS 133 transition adjustment net of taxes of $67	—	—	—	133	—	—	—	133	$133
Reclassification of employee note receivable to redeemable securities	—	—	409	—	—	—	—	409	—
Interest on employee note receivable	—	—	5	—	—	—	—	5	—
Issuance of stock upon redemption of redeemable securities	—	254	—	—	—	—	—	255	—
Issuance of Common Stock	—	11,546	—	—	—	—	—	11,585	—
Issuance of Class L, Series 3 Warrants	179	—	—	—	—	—	—	179	—
Note receivable forgiven in exchange for treasury shares	—	—	—	—	—	100,000	(20)	(20)	—
Stock-based compensation expense	—	152	—	—	—	—	—	152	—
Net loss	—	—	—	—	(1,505)	—	—	(1,505)	(1,505)

Balance, December 25, 2004	1,471	119,792	—	(111)	(45,506)	100,000	(20)	76,083	$(1,372)

Amortization of FAS 133 transition adjustment net of taxes of $37	—	—	—	77	—	—	—	77	$77
Issuance of stock upon redemption of redeemable securities (see Notes 3 and 5)	1	774	—	—	—	210,773	(952)	(177)	—
Stock-based compensation expense	—	241	—	—	—	—	—	241	—
Net loss	—	—	—	—	(2,911)	—	—	(2,911)	(2,911)

Balance, December 31, 2005	$1,472	$120,807	$—	$(34)	$(48,417)	310,773	$(972)	$73,313	$(2,834)

The accompanying notes are an integral part of the consolidated financial statements.

Broder Bros., Co. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005, December 25, 2004 and December 27, 2003

	2005	2004	2003
	(dollars in thousands)
Cash flows from operating activities
Net loss	$(2,911)	$(1,505)	$(12,456)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	6,079	6,007	4,657
Amortization	16,234	16,554	6,460
Provision for losses on accounts receivable	2,630	2,016	2,021
Deferred income taxes	(1,066)	(4,835)	(15,933)
Amortization of FAS 133 transition adjustment	77	133	192
Stock-based compensation	241	152	—
Change in fair value of interest rate swaps	(959)	(1,660)	(1,253)
Payable-in-kind interest expense	—	—	679
Loss on early retirement of deferred compensation arrangement	—	185	—
Loss on debt conversion, net	—	—	268
Asset impairment charges	401	833	948
Changes in operating accounts
Accounts receivable	1,432	(6,570)	3,724
Finished goods inventory	(41,762)	(18,656)	16,201
Prepaid and other current assets	(6,180)	837	(756)
Accounts payable	(14,903)	8,164	(24,981)
Accrued liabilities and other	4,890	3,727	16,313

Net cash provided by (used in) operating activities	(35,797)	5,382	(3,916)

Cash flows from investing activities
Acquisition of fixed assets	(6,323)	(4,198)	(2,021)
Acquisition of Alpha Shirt Co.	97	1,230	(247,789)
Acquisition of NES Clothing Co.	—	(31,725)	—
Acquisition of T-Shirts & More	—	—	(2,598)

Net cash used in investing activities	(6,226)	(34,693)	(252,408)

Cash flows from financing activities
Borrowings on revolving credit agreement	508,100	430,769	435,600
Repayments on revolving credit agreement	(462,100)	(472,669)	(416,900)
Payments of principal on capital lease obligations	(1,290)	(1,364)	(1,369)
Payments for treasury stock purchases	(952)	—	—
Payment of financing fees	(405)	(2,825)	(17,372)
Payments of principal on senior subordinated debt	—	—	(4,429)
Payments of Kay’s seller note	—	(150)	—
Issuance of common stock	—	13,255	75,689
Borrowings under debenture	—	51,500	175,000
Proceeds from payment of employee note receivable	—	715	—
Payments of deferred compensation arrangement	—	(939)	—
Change in book overdraft	(346)	10,165	10,657

Net cash provided by (used in) financing activities	43,007	28,457	256,876

Net increase (decrease) in cash	984	(854)	552
Cash at beginning of year	2,321	3,175	2,623

Cash at end of year	$3,305	$2,321	$3,175

Supplemental disclosure of cash flow information
Interest paid	$32,007	$26,365	$9,676

Taxes paid, net of refunds	$317	$505	$505

Assets acquired as a result of capital lease obligations	$3,266	$—	$1,767

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

The Company operates on a 52/53-week year basis with the year ending on the last Saturday of December. The year ended December 31, 2005 consisted of 53 weeks, while the years ended December 25, 2004 and December 27, 2003 each consisted of 52 weeks. Fiscal periods are identified according to the calendar period that they most accurately represent. For example, the year ended December 25, 2004 is referred to herein as “fiscal 2004,” “fiscal year 2004” or “fiscal year ended December 31, 2004.”

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

Activity in the allowance for doubtful accounts for the years ended December 31, 2005, 2004 and 2003 was as follows:

	December 31, 2005	December 31, 2004	December 31, 2003
	(dollars in thousands)
Balance, beginning of year	$4,664	$2,820	$900
Additions resulting from acquisitions	—	949	1,767
Provision charged to expense	2,630	2,016	2,021
Charges to allowance	(1,942)	(1,121)	(1,868)

Balance, end of year	$5,352	$4,664	$2,820

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

The Company maintains an allowance for potential losses on the disposal of its discontinued and slow moving inventory. The allowance for excess and discontinued inventory balances at December 31, 2005 and 2004 were approximately $5.5 million and $5.2 million, respectively.

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

Internal use software costs

The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. These costs are being amortized over a period of three years. The Company capitalized approximately $1.3 million and $0.3 million of purchased or developed computer software for the years ended December 31, 2005 and 2004, respectively. No internal use software was acquired in connection with the NES acquisition in August 2004. In connection with the Alpha acquisition in September 2003, the Company acquired internal use software with a fair value of approximately $0.7 million. The unamortized computer software costs were approximately $2.3 million and $1.9 million at December 31, 2005 and 2004, respectively. The amounts charged to depreciation expense for the amortization of software costs were approximately $1.3 million, $1.3 million and $1.7 million in fiscal 2005, 2004 and 2003, respectively.

Catalog costs, co-op and marketing allowances and other advertising expenses

The Company incurs catalog and advertising costs to promote its products. Catalog costs, consisting primarily of the Company’s annual production for its catalogs, printing, and postage costs, are capitalized and amortized over the life of the catalog, not to exceed twelve months for the subsequent year. At December 31, 2005 and 2004, approximately $8.2 million and $3.6 million, respectively, of prepaid catalog costs were reported as other current assets. The prepaid catalog costs represent costs incurred for the subsequent year’s catalog. Total catalog expense, net of expected vendor co-op advertising allowances earned and reimbursements by customers for catalogs purchased, was approximately $4.1 million, $2.3 million and $2.2 million in fiscal 2005, 2004 and 2003, respectively.

The Company records co-op marketing and advertising allowances received from vendors as a reduction of directly corresponding costs incurred within warehousing, selling and administrative expenses. Such amounts netted against warehousing, selling and administrative expenses were approximately $6.5 million, $6.4 million and $3.1 million for fiscal 2005, 2004 and 2003, respectively.

The Company periodically advertises through means other than its catalog and these costs are expensed as incurred. Other advertising expense was approximately $2.2 million, $1.4 million and $0.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Goodwill and other intangibles

The Company performs a goodwill impairment evaluation as of each fiscal year end using discounted expected future cash flows. The Company performs impairment evaluations for goodwill and indefinite-lived intangible assets at least annually in the fourth quarter, or upon a triggering event, using discounted expected future cash flows.

The gross carrying amounts and accumulated amortization for the Company’s intangible assets at December 31, 2005 and 2004 are summarized below:

		December 31, 2005		December 31, 2004
	Amortizable Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Trademarks / Trade names—Indefinite life	N/A	$35,600	$—	$35,600	$—
Trademark/Trade names—Defined life	3 to 5 years	8,500	(3,818)	8,500	(1,584)
Customer Relationships	2 to 8 years	60,680	(30,917)	60,680	(20,620)
Other	3 to 5 years	1,496	(995)	1,496	(663)

		$106,276	$(35,730)	$106,276	$(22,867)

The $0.1 million decrease in goodwill from December 31, 2004 to December 31, 2005 was the result of an adjustment to deferred taxes upon receipt of final Alpha tax return refunds. Substantially all goodwill is currently not deductible for income tax purposes.

The Company’s trade name intangible assets with indefinite lives were the result of the Alpha acquisition in September 2003. The Company owns the rights to “Alpha Shirt Company” under which the Alpha division markets its product portfolio. The Company performs impairment evaluations for these indefinite-lived intangible assets at least annually in the fourth quarter, or upon a triggering event, using discounted expected future cash flows. The Company determined that no adjustments were necessary when it performed its annual impairment testing in the fourth quarter of fiscal 2005, 2004 and 2003, respectively.

The Company’s net trademarks and trade name intangible assets with defined lives were the result of the Alpha acquisition in September 2003 and the NES acquisition in August 2004. Amortization expense of these trademark and trade name intangible assets was approximately $2.2 million, $1.3 million and $0.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company’s net customer relationship intangible assets are being amortized over the estimated useful lives on a basis proportionate to the discounted expected future cash flows underlying the initial valuation of the intangible.

The Company’s other intangible assets consist primarily of supply agreement intangible assets resulting from the Full Line and Alpha acquisitions and are being amortized on a straight-line basis over the average life of the asset.

Amortization expense for intangible assets approximated $12.9 million, $13.5 million and $5.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated amortization expense for the next five fiscal years beginning December 31, 2005 is expected to be approximately $11.0 million, $8.7 million, $6.2 million, $4.2 million and $3.2 million, respectively.

Derivative accounting

The Company entered into interest rate swaps to fix a portion of its variable rate debt under a revolving credit facility that was retired in September 2003 (see Note 5). Under SFAS No. 133, all derivative instruments are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. The Company does not apply hedge accounting to its outstanding interest rate swaps, as described in Note 5.

Stock options

Effective December 26, 2004 the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, and its related implementation guidance. With the adoption of SFAS No. 123R, the Company is required to record compensation expense on stock options granted to employees. In accordance with SFAS No. 123R, the Company has applied the prospective transition method, whereby it will continue to account for any portion of awards outstanding at the date of transition using the accounting principles originally applied to those awards. Accordingly, upon adoption of SFAS No. 123R, there was no effect on income from continuing operations, income before income taxes, net income, cash flow from operations, or cash flow from financing activities. During the period from adoption through December 31, 2005, there were no modifications, repurchases or cancellations of existing awards and there was one option grant which resulted in less than $1,000 of expense recognised in the consolidated statement of operations based on the fair value of options on the date of grant and the date that vesting commenced.

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Year Ended December 31,
	2004	2003
	(dollars in thousands)
Net loss, as reported	$(1,505)	$(12,456)
Pro forma SFAS No. 123 expense (net of tax)	(475)	(20)

Pro forma net loss	$(1,980)	$(12,476)

During the fourth quarter of 2004, stock options were granted with strike prices below the fair market value of the stock at the date of grant. Related to this grant, a total pre-tax compensation charge of $0.9 million will be recognized over the vesting period of the awards. The above pro forma results are net of a charge of $0.2 million (approximately $0.1 million net of tax) reflected in the actual reported results for each of the years ended December 31, 2005 and 2004.

Fair value of financial instruments

Cash, accounts receivable net, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The fair value of the Company’s long-term debt is estimated to approximate carrying value based on the variable nature of the interest rates and current market rates available to the Company. The Company believes the fair value of the senior notes approximated $214.3 million and $235.1 million at December 31, 2005 and 2004, respectively, based on quoted market values of the instruments. Included in the accounts payable balance at December 31, 2005 and 2004 were outstanding checks of approximately $42.1 million and $41.1 million, respectively.

Income taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires an asset and liability approach which requires the recognition of deferred income tax assets and deferred income tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. No valuation allowance was recorded as of December 31, 2005 and 2004 due to taxable income and the anticipated reversals of deferred tax liabilities excluding the liability arising from goodwill amortization.

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

New accounting pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs – An amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 shall be applied prospectively, effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company anticipates that SFAS No. 151 will not have a material effect on its financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 shall be applied prospectively, effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has not entered into nonmonetary exchanges; accordingly, it anticipates that SFAS No. 153 will not have a material effect on its financial condition, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 addresses asset retirement obligations where an entity has a legal obligation to perform an asset retirement activity in which the timing and method of settling the obligation are conditional upon a future event that may or may not be within the entity’s control. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation became effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted FIN 47 as of December 31, 2005 and the adoption did not have a material effect on its financial condition, results of operations or cash flows

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements of the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method of long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 will be effective for accounting changes and corrections of errors made during fiscal years beginning after December 15, 2005. This statement does not change the transition positions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company anticipates that SFAS No. 154 will not have a material effect on its financial condition, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of SFAS Nos. 133 and 140” (“SFAS No. 155”). SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. One of the primary objectives of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value accounting for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

The Company anticipates that SFAS No. 155 will not have a material effect on its financial condition, results of operations or cash flows.

Reclassifications

Certain amounts reported in the prior-year financial statements have been reclassified to conform with 2005 classifications.

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

On August 31, 2004, in connection with the acquisition of NES (see Note 4), the Company issued new equity to Bain Capital and related investors with proceeds aggregating approximately $12.4 million, less related fees and expenses of approximately $0.4 million. The $12.4 million in new equity was comprised of:

•	3,504,129 shares of Class B common stock with a par value of $0.01 per share. These shares are non-voting, but are otherwise identical to the existing shares of Class A common stock.

•	339,840 shares of Class L, Series 3 common stock with a par value of $0.01 per share. These shares are non-voting and have a liquidation preference over the Class A and B common stock. The liquidation preference per share is calculated as $26.84 plus an amount accumulating from the date of issuance at a rate of 12.5% per annum, and compounding quarterly, on the outstanding accumulated preference. In addition, the Class L, Series 3 shareholders were also issued warrants for the purchase of 37,760 shares of Class L, Series 3 common stock at an exercise price of $15.75 per share which expire on September 22, 2013. The Class L, Series 3 warrants are valued at approximately $0.2 million in the accompanying financial statements.

•	328,554 shares of Class L, Series 4 common stock with a par value of $0.01 per share. These shares are non-voting and have a liquidation preference over the Class A and B common stock. The liquidation preference per share is calculated at $18.75 plus an amount accumulating from the date of issuance at a rate of 15.0% per annum, and compounding quarterly.

On September 17, 2004, the Company issued new equity to certain executive officers of the Company with proceeds aggregating approximately $0.8 million. The shares may be put to the Company at their then fair market value if the executive terminates for any reason other than for cause or without good reason. The fair value of these shares, net of a related executive note receivable of $0.4 million, is recorded as other long-term liabilities on the consolidated balance sheets as of December 31, 2005 and 2004 (see Note 5). The new equity issued to certain executive officers was comprised of:

•	238,597 shares of Class B common stock with a par value of $0.01 per share. These shares are non-voting, but are otherwise identical to the existing shares of Class A common stock.

•

23,140 shares of Class L, Series 3 common stock with a par value of $0.01 per share. These shares are non-voting and have a liquidation preference over the Class A and B common stock. The liquidation preference per share is calculated as $27.00 plus an amount accumulating from the date of issuance at a rate of 12.5% per annum, and compounding quarterly, on the outstanding accumulated preference. In addition, the Class L, Series 3 shareholders were also issued warrants for the purchase of 2,571 shares of Class L, Series 3 common stock at an exercise price of $15.75 per share which expire on September 22, 2013. The Class L, Series 3 warrants are valued at approximately $12,000 in the accompanying financial statements.

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

During 2005, two executives who held Company shares resigned and the Company purchased their shares (see Note 8). Treasury shares are summarized below (dollars in thousands).

	Class A	Class B	Class L-1	Class L-2	Class L-3	Class L-4	Warrants	Total Shares	Cost
Balance, December 25, 2004	100,000	—	—	—	—	—	—	100,000	$(20)
Redemption of redeemable securities	—	175,422	—	—	17,014	16,447	1,890	210,773	(952)

Balance, December 31, 2005	100,000	175,422	—	—	17,014	16,447	1,890	310,773	$(972)

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

The following table represents the allocation of the purchase price to assets acquired and liabilities assumed for these acquisitions.

	TSM	Alpha	NES
	(dollars in thousands)
Accounts receivable	$768	$49,313	$15,627
Inventory	1,961	53,508	24,548
Other assets	138	4,592	1,263
Fixed assets	48	7,611	873
Customer relationships	—	47,600	7,580
Trademarks and trade names	—	40,100	4,000
Other intangible assets	—	733	—
Goodwill	2,378	125,707	—
Accounts payable and other liabilities	(2,695)	(42,032)	(18,086)
Long-term debt	—	(150)	—
Deferred taxes, net	—	(40,520)	(4,080)

Purchase Price	$2,598	$246,462	$31,725

The unaudited pro forma financial information presented below gives effect to the TSM, Alpha and NES acquisitions as if they occurred at the beginning of each period presented. The information presented below is for illustrative purposes only and is not indicative of results which would have been achieved or may be achieved in the future.

	Years Ended December 31,
	2004	2003
	(dollars in thousands)
Net sales	$967,223	$921,780
Gross profit	173,683	155,589
Income from operations	29,495	10,452
Net loss	(1,554)	(13,400)

The results of operations for each acquisition have been included in the consolidated financial statements since the date of acquisition.

5. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following:

	December 31, 2005	December 31, 2004
	(dollars in thousands)
Revolving credit facility	$90,000	$44,000
Senior notes	225,000	225,000
Unamortized debt premium	1,219	1,469
Capital lease obligations	2,929	953

	319,148	271,422
Less: current portion	1,203	748

Total long-term debt and capital lease obligations, excluding current portion	$317,945	$270,674

Principal payments on the revolving credit facility, senior notes and capital lease obligations for the next five years and thereafter are as follows:

(dollars in thousands)
2006	$1,203
2007	1,197
2008	90,399
2009	90
2010	225,040
Thereafter	—

Revolving Credit Facility

In connection with the Alpha acquisition, the Company retired its existing revolving credit facility and entered into an amended revolving credit facility. The amended revolving credit facility is available until September 2008 and provides for aggregate borrowings of up to $175.0 million, subject to borrowing base limitations. In September 2005, the Company exercised its option to increase the revolving credit facility by $50.0 million for total borrowings of up to $225.0 million. The amended revolving credit facility is secured by first priority pledges of all the equity interests owned by the Company in its domestic subsidiaries and 66% of all equity interests in any future foreign subsidiaries. The amended revolving credit facility is also secured by first priority interests in, and mortgages on, substantially all tangible and intangible assets of the Company and each of its direct and indirect domestic subsidiaries. Availability under the amended revolving credit facility is based on a borrowing base calculated using advance rates applied to eligible accounts receivable and eligible inventory. The revolving credit facility contains both affirmative and negative covenants which, among other things, may require the Company to meet certain financial tests (including a minimum interest coverage ratio and minimum levels of EBITDA, as defined in the credit facility), and places limits upon capital expenditures, disposals of assets, mergers and acquisitions, further indebtedness, transactions with affiliates and other customary restrictions. The occurrence of certain of these events may accelerate required repayment. As of December 31, 2005, the Company was in compliance with all covenants.

The revolver agreement provides for interest based upon a fixed spread above the bank’s prime lending rate, or other rate options which are periodically fixed at a spread over the bank’s LIBOR lending rate. In addition, an unused credit facility fee ranging from 0.375% to 0.5% is charged quarterly on the average daily unused portion of the facility. The unused credit facility fees were approximately $0.3 million for fiscal 2005 and 2004, respectively. The effective interest rate at December 31, 2005 was 6.6% and the fiscal 2005 weighted average interest rate on the amended revolving credit facility was 5.6%. As of December 31, 2005, outstanding borrowings on the revolving credit facility were $90.0 million, which left $69.3 million of available borrowing capacity as determined by borrowing base availability. The effective interest rate at December 31, 2004 was 6.2%. As of December 31, 2004, outstanding borrowings on the revolving credit facility were $44.0 million, which left $105.1 million of available borrowing capacity as determined by borrowing base availability.

Deferred financing fees related to the revolving credit facility of $7.3 million are being amortized on a straight-line basis over the life of the facility.

The revolving credit facility also contains a provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the revolving credit agreement of $225.0 million. As of December 31, 2005 and December 31, 2004, the Company had approximately $10.8 million and $11.5 million, respectively, of outstanding letters of credit primarily related to commitments for the purchase of inventory.

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

Senior Notes

In November 2004, the Company sold in a private placement $50.0 million aggregate principal amount of its 11  1/4% Senior Notes due 2010 (the “Senior Notes”) to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. The Senior Notes were sold at 103% of aggregate principal amount for net proceeds of approximately $49.0 million, after deducting estimated fees and expenses related to the offering. The Company used such net proceeds to repay a portion of the outstanding borrowings under its revolving credit facility. In May 2005, the Senior Notes were the subject of an exchange offer that was registered with the SEC (File No. 333-123991).

The $50.0 million in Senior Notes described above are additional debt securities issued under an indenture dated September 22, 2003 (the “Indenture”), between the Company, the Guarantors named therein and Wachovia Bank, National Association, as Trustee, under which the Company previously issued $175.0 million aggregate principal amount of 11  1/4% Senior Notes due 2010 (the “Initial Notes”).

In September 2003, in connection with the Alpha acquisition, the Company sold the Initial Notes, the proceeds of which were used to finance the Alpha acquisition, repay existing indebtedness of the Company and Alpha, and to pay related fees and expenses. The Senior Notes are guaranteed on a senior unsecured basis by all existing and future material domestic subsidiaries, and pay interest semi-annually in arrears on April 15 and October 15 of each year. The indenture governing the Senior Notes contains customary affirmative and negative covenants which, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends, merge or consolidate, or otherwise sell or dispose of substantially all of the Company’s assets. The occurrence of certain of these events may accelerate required repayment of the senior notes.

Interest Rate Swaps

As a condition of its revolving credit facility that was retired in September 2003, the Company was required to enter into interest rate protection agreements (“swaps”). The Company does not use derivatives for speculative purposes.

The Company had outstanding interest rate swap agreements with a commercial bank as follows:

	Notional Amounts
	December 31, 2005	December 31, 2004
	(dollars in thousands)
Maturity—May 2005	$—	$20,000
Maturity—October 2008	10,000	10,000

	$10,000	$30,000

The Company is exposed to credit loss in the event of nonperformance by the counter party. The Company does not anticipate nonperformance to be likely. The Company has elected to not apply hedge accounting for these swap agreements. The fair value of these interest rate swaps approximated $(0.6) million and $(1.6) million at December 31, 2005 and December 31, 2004, respectively. These decreases in negative value during fiscal 2005 and 2004 have been recognized in earnings. In addition, approximately $0.1 million, $0.1 million and $0.2 million, net of tax, of the initial transition adjustment was reclassified to earnings during the years ended December 31, 2005, 2004 and 2003, respectively. The Company expects to reclassify less than $0.1 million, net of tax, during the next 12 months. The swaps are classified on the consolidated balance sheets based on the expected timing of the cash flows related to the swaps. Approximately $0.4 million of the swap liability was classified as accrued expenses at December 31, 2004, while there was no short term liability at December 31, 2005. Approximately $0.6 million and $1.2 million were classified as other long-term liabilities at December 31, 2005 and December 31, 2004, respectively.

Redeemable Securities

Certain key executives of the Company hold common shares that may be put to the Company at their then fair market value if the executive is terminated for any reason other than for cause, or if the executive resigns with good reason as defined in the employment agreements. As of December 31, 2005 and 2004, the recorded fair value of the redeemable securities is net of the related executive note receivable outstanding of approximately $0.4 million. Effective September 22, 2003, one executive experienced a triggering event which resulted in the exercise of the put feature of the related common shares. As a result, the common shares owned by that executive were re-valued as of September 27, 2003 and the related accretion was recorded resulting in an adjustment to additional paid-in capital of $55,000 during the year ended December 31, 2003. During 2004, Bain Capital redeemed this executive’s shares at fair market value for approximately $0.3 million, which resulted in an increase to additional paid-in-capital.

Also during 2004, Bain Capital sold shares of its common stock to certain executives at their fair market value. These shares may be put to the Company at their fair market value if the executive is terminated for any reason other than for cause, or if the executive resigns with good reason as defined in the employment agreement and are recorded as other long-term liabilities on the consolidated balance sheets at December 31, 2005 and 2004 in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Two executives who held Company shares left the Company during 2005 and the Company purchased the executives’ shares, which resulted in increases to additional paid-in capital and treasury stock (see Note 3) during fiscal 2005.

These shares, net of the related note receivable, have been recorded on the consolidated balance sheets at each of the following dates:

	Number of Shares	Common Stock at Par Value	Additional Paid-in Capital	Liquidated Preference
	(dollars in thousands)
December 31, 2005
Class A	515,859	$5.2	$95	$—
Class B	205,413	2.1	44	—
Class L, Series 1	36,363	0.4	572	1,149.4
Class L, Series 2	35,156	0.4	553	830.0
Class L, Series 3	19,921	0.2	363	629.7
Class L, Series 4	19,260	0.2	305	454.7
December 31, 2004
Class A	515,859	$5.2	$95	$—
Class B	453,169	4.5	92	—
Class L, Series 1	36,363	0.4	572	1,015.3
Class L, Series 2	35,156	0.4	553	690.5
Class L, Series 3	43,950	0.4	757	1,227.1
Class L, Series 4	42,490	0.4	636	834.5

6. Fixed Assets

Property and equipment (and the estimated useful lives of the related assets) consisted of the following:

	December 31, 2005	December 31, 2004
	(dollars in thousands)
Leasehold improvements (lesser of 10 years or remaining lease term)	$4,390	$3,522
Machinery and equipment (5–7 years)	16,602	14,081
Furniture and fixtures (7 years)	7,038	6,054
Computers and software (3–5 years)	25,572	21,331
Vehicles (5 years)	72	72
Construction in process	3	113

	53,677	45,173
Less: accumulated depreciation	36,106	30,603

Fixed assets, net	$17,571	$14,570

Depreciation expense was approximately $6.1 million, $6.0 million and $4.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

7. Leases

Capital leases

As of December 31, 2005, capital lease obligations included in long-term debt are as follows:

(dollars in thousands)
Payable in:
2006	$1,203
2007	1,197
2008	399
2009	90
2010	40

Total minimum capital lease payments	2,929
Less—imputed interest	323

Present value of net minimum capital lease payments	$2,606

The net book value of property and equipment recorded under capital leases as of December 31, 2005 and 2004 was approximately $3.0 million and $0.9 million, respectively, representing certain warehouse equipment, computer hardware and software and furniture and fixtures. Accumulated depreciation of the property and equipment recorded under capital leases was approximately $2.4 million and $0.9 million as of December 31, 2005 and 2004, respectively. Depreciation expense on the outstanding obligations under the capital leases was approximately $0.9 million, $0.1 million and $0.2 million in fiscal 2005, 2004 and 2003, respectively.

Operating leases

The Company leases facilities and equipment pursuant to operating leases expiring at various times over the next ten years. Total rent expense incurred under the leases was approximately $11.4 million, $8.8 million and $5.0 million in fiscal 2005, 2004 and 2003, respectively. The Company has certain operating lease agreements which contain provisions for scheduled rent increases. Rent expense for these agreements is recognized on a straight-line basis over the minimum lease term.

The future minimum operating lease payments for noncancelable operating leases are as follows:

(dollars in thousands)
Payable in:
2006	$12,714
2007	12,114
2008	10,596
2009	9,242
2010	8,270
Thereafter	26,022

Total future minimum operating lease payments	$78,958

8. Related Party Transactions

In connection with the Alpha acquisition, the Company amended and restated its existing advisory services agreement with Bain Capital (the “Advisory Services Agreement”). The Advisory Services Agreement is a discretionary, contingency-based agreement, subject to certain limitations set forth therein. Before any such management fees may be paid, EBITDA, as defined in the amended and restated Advisory Services Agreement, after giving effect to payment of the management fee, must be greater than $52.0 million in order for Bain Capital to earn a fee. The Company believes that the terms of such advisory services agreement with Bain Capital are no less favorable than those that could have been obtained pursuant to a similar agreement with an unrelated third party. The Advisory Services Agreement states that for each full fiscal year beginning in fiscal 2006, Bain Capital may be paid a fee up to an annual maximum of $3.0 million at the discretion of the Company’s board of directors.

Under the Advisory Services Agreement, for the first two full fiscal years following the acquisition and related equity investment by Bain Capital, Bain Capital could be paid a management fee for strategic, financial and other advisory services up to an annual maximum of $1.5 million at the discretion of the Company’s board of directors. The Company paid Bain Capital a fee of $1.5 million for fiscal 2005 in December 2005. In addition, the Company paid to Bain Capital approximately $1.9 million in management fees for fiscal 2004 in fiscal January 2005. This amount was reported in accrued expenses at December 31, 2004 and consisted of a fee of $1.5 million for fiscal 2004 and a fee of $0.4 million for fiscal 2003, as a pro rata portion of such fee for the period from the closing of the Alpha acquisition through December 31, 2003. In fiscal 2003, the Company paid Bain Capital $0.6 million pursuant to an advisory services agreement which was amended and replaced in connection with the Alpha acquisition.

The Advisory Services Agreement also requires the Company to pay investment banking fees in the amount of one percent of certain prescribed transactions. Bain Capital was paid fees of approximately $4.5 million upon completion of the Alpha acquisition in September 2003, approximately $0.4 million upon the completion of the NES acquisition in August 2004, and $0.5 million upon completion of the private placement of $50.0 million aggregate principal amount of the Company’s 11 1/4% senior notes offering in November 2004.

In November 2005, the Company entered into a separation agreement with its former President, Mr. Barrocas. The agreement provided for the payment of a $0.1 million bonus for past services and the repurchase of all his equity at fair market value.

In September 2005, the Company entered into a separation agreement with its former Executive Vice President of Purchasing, Mr. Putnam. The agreement provided for the payment of a $0.1 million bonus for past services, payment of $0.3 million of severance pursuant to an existing employment contract, and the repurchase of all of his equity at fair market value. The remaining severance obligation as of December 31, 2005 is approximately $0.2 million and will be paid out during fiscal 2006.

In September 2004, the Company issued new equity to certain executive officers of the Company with proceeds aggregating $0.8 million (see Note 3).

In connection with the acquisition of Alpha, the Company entered into a separation agreement with its former CFO, Mr. Morof. The agreement provided for the payment of a $0.1 million bonus for past services, payment of $0.3 million of severance pursuant to an existing employment contract, and the repurchase of all of his equity at fair market value. The Company repurchased Mr. Morof’s shares during fiscal 2004 and there is no remaining severance obligation as of December 31, 2005.

In connection with the Recapitalization in May 2000 (see Note 3), the Company loaned an officer $1.0 million as a note receivable with interest at the annual short-term federal rate compounded annually. The note is due May 3, 2007. As security, the officer has pledged shares of the Company. At December 31, 2003, $0.7 million of the employee note and related interest were netted against the related redeemable securities that were included as mezzanine debt on the consolidated balance sheet. The remaining $0.3 million and related interest was included in the shareholders’ equity section of the consolidated balance sheet. As disclosed in Note 3, the Company also entered into a non-contingent deferred compensation agreement with the same officer for $1.0 million also payable in 2007. The deferred compensation agreement was settled for its full value when the officer repaid a $0.7 million note payable to the Company during the three months ended June 30, 2004. The transactions had no net impact on cash flows of the Company, but resulted in the recognition of an approximate $0.2 million loss on the early retirement of the deferred compensation obligation. At December 31, 2005 and December 31, 2004, approximately $0.4 million of the note receivable including interest was outstanding and was included in other long-term liabilities on the consolidated balance sheet.

9. Defined Contribution Plans

The Company is a sponsor of an employee savings 401(k) plan covering substantially all employees who meet predetermined eligibility requirements. Contributions made by the Company are at the discretion of the Board of Directors. For the years ended December 31, 2005, 2004 and 2003, such contributions amounted to 100% of the first 2% and 25% of the next 4% of compensation deferred by the employee. Contributions to the plan for 2005, 2004 and 2003 were approximately $0.7 million, $0.6 million and $0.3 million, respectively. In addition, Alpha maintained an employee savings 401(k) plan covering substantially all full-time employees who met predetermined eligibility requirements. The Company made a matching contribution of the first 2% of each participant’s annual earnings contributed to the plan. In 2004, the Alpha plan was terminated and participant assets were merged into the Company’s plan. The Company’s contributions to the Alpha plan for the period from the date of acquisition (September 22, 2003) to December 31, 2003 was approximately $76,000.

10. Commitments and Contingencies

Self-Insured Health Plan

The Company maintains a self-insured health plan for some of its employees. The Company has purchased stop loss insurance to supplement the health plan, which will reimburse the Company for individual claims in excess of $0.1 million annually in fiscal 2005, 2004 and 2003 or aggregate claims exceeding approximately $2.5 million, $2.5 million and $2.9 million in fiscal 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, approximately $0.7 million and $0.6 million, respectively, were included in accrued liabilities for self-insured health plan costs.

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

11. Stock Option Plans

The Company adopted a Stock Option Plan (the “2000 Plan”) effective with the May 2000 recapitalization under which officers, key employees, and non-employee directors or consultants may be granted options to purchase shares of the Company’s authorized but unissued Class A and Class L common stock. The maximum number of shares of the Company’s Class A and Class L common stock available for issuance under the 2000 Plan is 1,500,000 and 50,000 shares, respectively. As of December 31, 2005, the maximum number of shares available for future grants under the 2000 Plan were 464,000 Class A shares and 50,000 Class L, Series 1 shares. During fiscal 2000, 550,000 shares of Class A common stock options were authorized at an exercise price of $0.1944 per share (the Tranche I options) and an additional 550,000 shares of Class A common stock options were authorized at an exercise price of $3.41 per share (the Tranche II options). During fiscal 2002, 400,000 shares of Class A common stock options were granted at an exercise price of $6.00 per share (Tranche III options). The Tranche III options were cancelled and terminated during fiscal 2002. Options otherwise unallocated from Tranche I and Tranche II will be allocated on a prorata basis to the then current option holders in the event of certain corporate transactions. Options expire no later than ten years from the grant date and vest over four years. Vesting may be accelerated in the event of specified transactions.

In fiscal 2004, the Company adopted the 2004 Executive Stock Option Plan (the “2004 Plan”) under which present and future executives, directors, consultants or advisers of the Company or its subsidiaries may be granted options to purchase shares of the Company’s authorized but unissued Class B and Class L, Series 3 or 4 common stock. The maximum number of shares of the Company’s stock available for issuance under the 2004 Plan is 426,174 Class L, Series 3 common shares, 370,820 Class L, Series 4 common shares and 3,954,897 Class B common shares. As of December 31, 2005, the maximum number of shares available for future grants under the 2004 Plan were 148,456 Class L, Series 3 common shares, 129,171 Class L, Series 4 common shares and 1,377,644 Class B common shares. Options expire no later than ten years from the grant date and vest over four years. Vesting may be accelerated in the event of specified transactions.

During fiscal 2005, pursuant to its 2004 Plan, the Company granted to certain of its executives the following options: (a) options to purchase 12,785 shares of its Class L, Series 3, common stock at an exercise price of $28.54 per share, (b) options to purchase 11,125 shares of its Class L, Series 4, common stock at an exercise price of $20.31 per share and (c) options to purchase 118,647 shares of its Class B common stock at an exercise price of $0.1944 per share.

	Options Allocated to Key Employees	Unallocated Options	Total # of Shares	Weighted Avg. Price Per Share
2000 Plan
Tranche I
Options outstanding at December 31, 2002	74,000	226,000	300,000	$0.1944

Options exercised	—	—	—	0.1944
Options granted	171,000	(171,000)	—	0.1944
Options cancelled	(21,000)	21,000	—	0.1944

Options outstanding at December 31, 2003	224,000	76,000	300,000	0.1944

Options exercised	—	—	—	0.1944
Options granted	—	—	—	0.1944
Options cancelled	(78,000)	78,000	—	0.1944

Options outstanding at December 31, 2004	146,000	154,000	300,000	0.1944

Options exercised	—	—	—	0.1944
Options granted	—	—	—	0.1944
Options cancelled	(28,000)	28,000	—	0.1944

Options outstanding at December 31, 2005	118,000	182,000	300,000	0.1944

Exercisable at December 31, 2003	82,750	—	82,750	$0.1944
Exercisable at December 31, 2004	96,250	—	96,250	$0.1944
Exercisable at December 31, 2005	90,000	—	90,000	$0.1944

Tranche II
Options outstanding at December 31, 2002	346,000	204,000	550,000	$3.4100

Options exercised	—	—	—	3.4100
Options granted	149,000	(149,000)	—	3.4100
Options cancelled	(21,000)	21,000	—	3.4100

Options outstanding at December 31, 2003	474,000	76,000	550,000	3.4100

Options exercised	—	—	—	3.4100
Options granted	—	—	—	3.4100
Options cancelled	(178,000)	178,000	—	3.4100

Options outstanding at December 31, 2004	296,000	254,000	550,000	3.4100

Options exercised	—	—	—	3.4100
Options granted	—	—	—	3.4100
Options cancelled	(28,000)	28,000	—	3.4100

Options outstanding at December 31, 2005	268,000	282,000	550,000	3.4100

Exercisable at December 31, 2003	270,250	—	270,250	$3.4100
Exercisable at December 31, 2004	246,250	—	246,250	$3.4100
Exercisable at December 31, 2005	237,500	—	237,500	$3.4100

2004 Plan
Options outstanding at April 21, 2004 (commencement)
Class B Common Stock	—	3,954,897	3,954,897	$0.1944

Class L Common Stock, Series 3	—	426,174	426,174	15.7500

Class L Common Stock, Series 4	—	370,820	370,820	13.6900

Option grants during 2004
Options granted for Class B Common Stock	3,744,430	(3,744,430)	—	0.1944
Options granted for Class L Common Stock, Series 3	403,491	(403,491)	—	15.7500
Options granted for Class L Common Stock, Series 4	351,086	(351,086)	—	13.6900
Options outstanding at December 31, 2004
Class B Common Stock	3,744,430	210,467	3,954,897	0.1944

Class L Common Stock, Series 3	403,491	22,683	426,174	15.7500

Class L Common Stock, Series 4	351,086	19,734	370,820	13.6900

Options exercised during 2005
Options exercised for Class B Common Stock	—	—	—	0.1944
Options exercised for Class L Common Stock, Series 3	—	—	—	15.7500
Options exercised for Class L Common Stock, Series 4	—	—	—	13.6900
Option grants during 2005
Options granted for Class B Common Stock	118,647	(118,647)	—	0.1944
Options granted for Class L Common Stock, Series 3	12,785	(12,785)	—	28.5400
Options granted for Class L Common Stock, Series 4	11,125	(11,125)	—	20.3100

	Options Allocated to Key Employees	Unallocated Options	Total # of Shares	Weighted Avg. Price Per Share
2004 Plan (continued)
Options cancelled during 2005
Options cancelled for Class B Common Stock	(1,285,824)	1,285,824	—	0.1944
Options cancelled for Class L Common Stock, Series 3	(138,558)	138,558	—	15.7500
Options cancelled for Class L Common Stock, Series 4	(120,562)	120,562	—	13.6900

Options outstanding at December 31, 2005
Class B Common Stock	2,577,253	1,377,644	3,954,897	0.1944

Class L Common Stock, Series 3	277,718	148,456	426,174	16.3388

Class L Common Stock, Series 4	241,649	129,171	370,820	13.9948

Exercisable at December 31, 2004 for:
Class B Common Stock	842,179	—	842,179	$0.1944
Class L Common Stock, Series 3	90,751	—	90,751	$15.7500
Class L Common Stock, Series 4	78,965	—	78,965	$13.6900

Exercisable at December 31, 2005 for:
Class B Common Stock	1,135,374	—	1,135,374	$0.1944
Class L Common Stock, Series 3	122,345	—	122,345	$15.7500
Class L Common Stock, Series 4	106,455	—	106,455	$13.6900

A summary of options outstanding as of December 31, 2005 is as follows:

	Exercise Prices	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
2000 Plan:
Tranche I	$0.1944	118,000	90,000	$0.1944	7.1 yrs.
Tranche II	3.4100	268,000	237,500	3.4100	6.8 yrs.

2004 Plan:
Class B	0.1944	2,577,253	1,135,374	0.1944	8.5 yrs.
Class L, Series 3	15.75-28.54	277,718	122,345	16.3388	8.5 yrs.
Class L, Series 4	13.69-20.31	241,649	106,455	13.9948	8.5 yrs.

12. Income Taxes

The federal and state income tax provision is summarized as follows:

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Current
Federal	$(567)	$1,599	$(505)
State	(8)	517	100

	(575)	2,116	(405)

Deferred
Federal	(664)	(2,655)	(6,133)
State	(402)	(810)	(1,626)

	(1,066)	(3,465)	(7,759)

Total income tax benefit	$(1,641)	$(1,349)	$(8,164)

Total income tax expense differed from the amount computed by applying the U.S. federal income tax rate of 34% to earnings before income tax expense as a result of the following:

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Computed expected tax rate at 34%	$(1,551)	$(1,018)	$(7,011)
State and local taxes, net of federal tax benefit	(270)	(193)	(1,151)
Permanent difference	248	(155)	32
Other	(68)	17	(34)

Income tax benefit	$(1,641)	$(1,349)	$(8,164)

Deferred income tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	December 31, 2005	December 31, 2004
	(dollars in thousands)
Deferred tax assets
Inventory, principally due to costs capitalized for tax purposes in excess of those capitalized for financial reporting purposes and obsolescence reserve	$3,977	$5,850
Reserve for self insurance	271	60
Reserve for bad debts	2,124	1,693
Deferred compensation	238	191
Deferred rent	1,175	857
Acquisition costs	71	119
Vacation and bonus	345	265
Unrealized loss on interest rate swaps	220	555
NOL carryforward	636	2,175
Restructuring costs	2,624	3,146
Other	(303)	(98)

Total deferred tax assets	11,378	14,813

Deferred tax liabilities
Other intangibles related to the acquisition of Alpha and NES	(28,219)	(33,325)
Tax depreciation in excess of book depreciation	(611)	(1,625)
Goodwill and amortization	(8,748)	(7,129)

Total deferred tax liabilities	(37,578)	(42,079)

Net deferred tax liability	$(26,200)	$(27,266)

Total income tax expense differed from the amount computed by applying the U.S. federal income tax rate of 34% to earnings before income tax expense primarily as a result of state and local taxes. The Company had a federal net operating loss and credit carry forward of approximately $0.6 million and various state net operating loss and credit carryforward of approximately $4.0 million at December 31, 2005. These carry forwards expire in periods through 2023 and may be limited should certain changes in the Company’s ownership occur.

13. Deferred Financing Costs and Unamortized Note Premium

In May 2000, the Company entered into a five-year $90.0 million revolving credit facility, which was amended and restated to $137.5 million in August 2001. Total fees incurred in connection with the credit facility and the amendment were approximately $3.7 million and were being amortized over the term of the facility.

In September 2003, in connection with the Alpha acquisition, the Company replaced the $137.5 million revolving credit facility with the $175.0 million revolving credit facility (see Note 5). Costs to secure the facility of approximately $7.1 million were included in deferred financing fees and are being amortized over the term of the facility, which expires in September 2008. As a result of the amended revolving credit facility, approximately $1.4 million of unamortized deferred financing fees related to the August 2001 credit agreement were expensed.

Also in September 2003, the Company completed a private offering of $175.0 million 11  1/4% Senior Notes due October 2010 (see Note 5). The Company incurred approximately $11.0 million in financing fees in connection with the placement of the Senior Notes and the fees are being amortized on a straight-line basis over the life of the Senior Notes.

In November 2004, the Company completed a private offering of $50.0 million 11  1/4% Senior Notes due October 2010 (see Note 5). The Senior Notes were sold at a 3% premium of $1.5 million over the $50.0 million aggregate principal amount, and the Company incurred approximately $3.0 million in financing fees in connection with the placement of the Senior Notes. The premium credit and the fees expense are being amortized on a straight-line basis over the life of the Senior Notes beginning in November 2004.

In September 2005, the Company exercised its option to increase the revolving credit facility by $50.0 million for total borrowings of up to $225.0 million (see Note 5). The Company incurred deferred financing fees of approximately $0.2 million in connection with this transaction which are being amortized on a straight-line basis over the remaining life of the facility.

Amortization of deferred financing fees charged to interest expense were approximately $3.4 million, $3.0 million and $2.6 million during the fiscal years ended December 31, 2005, 2004 and 2003, respectively. The amortization of the note premium credit netted against the amount above was approximately $0.3 million in fiscal 2005 and was not significant in fiscal 2004.

14. Segment Information

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company’s principal operating segments are grouped into three business units: the Broder division, and with the September 2003 acquisition of Alpha, the Alpha division, and with the August 2004 acquisition of NES, the NES division. Operating segments are defined as components of the business for which separate information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The following table presents information used by the Company’s chief operating decision makers in deciding how to allocate resources and in assessing performance. The information for the Broder division represents the full fiscal years 2003, 2004 and 2005; the information for the Alpha division represents the period from the date of acquisition (September 22, 2003) through December 31, 2003 and the full years ended December 31, 2004 and 2005; and the information for the NES division represents the period from the date of acquisition (August 31, 2004) through December 31, 2004 and for fiscal 2005. Prior to September 22, 2003, the Company had only one operating segment.

	Broder	Alpha	NES	Consolidated
	(dollars in thousands)
Statement of Operations Information for Fiscal 2005
Net sales	$376,414	$473,462	$128,541	$978,417
Cost of sales	313,165	380,595	104,659	798,419

Gross profit	$63,249	$92,867	$23,882	$179,998

Statement of Operations Information for Fiscal 2004
Net sales	$379,961	$454,471	$42,941	$877,373
Cost of sales	316,432	366,583	37,041	720,056

Gross profit	$63,529	$87,888	$5,900	$157,317

Statement of Operations Information for Fiscal 2003
Net sales	$370,578	$117,207	$—	$487,785
Cost of sales	317,171	93,952	—	411,123

Gross profit	$53,407	$23,255	$—	$76,662

Balance Sheet Information as of December 31, 2005
Accounts receivable, net	$29,481	$42,079	$12,067	$83,627
Inventory	74,487	118,296	23,768	216,551
Fixed assets, net	8,933	7,870	768	17,571
Goodwill, intangible assets and deferred financing fees	25,446	188,097	7,915	221,458
Accounts payable	36,041	52,633	11,513	100,187

Balance Sheet Information as of December 25, 2004
Accounts receivable, net	$31,805	$42,062	$13,822	$87,689
Inventory	70,552	72,007	32,230	174,789
Fixed assets, net	7,193	6,497	880	14,570
Goodwill, intangible assets and deferred financing fees	28,303	198,723	10,608	237,634
Accounts payable	45,622	43,130	26,684	115,436

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

During the year ended December 31, 2005, the Company recorded distribution center closure costs on its Broder division related to the closures of its distribution centers in Charlotte, North Carolina and Atlanta, Georgia. The Company recorded $0.3 million in net lease termination and other costs for the fair value of future lease obligations related to the closure of the Charlotte distribution center. During the quarter ended March 31, 2005, the Company had recorded a $0.5 million charge related to this lease termination, which was due to expire in April 2007, but in December 2005, the Company executed a lease termination agreement and reversed approximately $0.2 million of these charges. The Company has no future payment obligation related to this lease. In addition, the Company recorded approximately $1.0 million in Atlanta distribution center closure costs due to the opening of another distribution center in the Atlanta market. The Atlanta charge consisted of the fair value of the future lease obligations, net of expected sublease rentals, of approximately $0.7 million, and approximately $0.3 million in non-cash fixed asset impairment charges related to the disposal of distribution center fixed assets. The future lease obligation is expected to be paid over the remaining lease term, which expires in December 2009.

The Company’s NES division recorded a $0.2 million restructuring charge during 2004 and an additional $0.5 million in restructuring charges during the year ended December 31, 2005. These charges consisted of severance related payments for NES corporate staff reductions resulting from the continuing integration of NES into the Company. The Company expects to incur a total of approximately $0.8 million in cash severance and related benefits in connection with the NES workforce reduction. The remaining severance payments will be paid within the next twelve months due to NES corporate staff termination dates.

Restructuring activity is summarized as follows:

	Balance at December 31, 2003	Restructuring Charge	Cash Payments	Non-Cash Items Expensed Immediately	Balance at December 31, 2004
	(dollars in thousands)
Distribution center closure costs
Lease termination and other costs	$7,150	$743	$(804)	$—	$7,089
Severance and related benefits	180	—	(180)	—	—
Non-cash asset write-offs	—	833	—	(833)	—
Corporate workforce reduction
Severance and related benefits	918	1,719	(1,940)	—	697
NES severance and related benefits	—	233	—	—	233

	$8,248	$3,528	$(2,924)	$(833)	$8,019

	Balance at December 31, 2004	Restructuring Charge	Cash Payments	Non-Cash Items Expensed Immediately	Balance at December 31, 2005
	(dollars in thousands)
Distribution center closure costs
Lease termination and other costs	$7,089	$929	$(1,674)	$—	$6,344
Severance and related benefits	—	17	(17)	—	—
Non-cash asset write-offs	—	401	—	(401)	—
Corporate workforce reduction
Severance and related benefits	697	—	(697)	—	—
NES severance and related benefits	233	533	(463)	—	303

	$8,019	$1,880	$(2,851)	$(401)	$6,647

The total of $8.0 million in accrued restructuring at December 31, 2004 was recorded as $2.0 million in current liabilities and $6.0 million in long-term liabilities. The total of approximately $6.6 million at December 31, 2005 in accrued restructuring was recorded as approximately $1.5 million in current liabilities and $5.1 million in long-term liabilities.

16. Inflation

Prices of imprintable sportswear and accessories have experienced deflation as suppliers have moved manufacturing to lower cost offshore locations. Price deflation has not historically had a material effect on the Company’s operating results during the periods presented, since falling input costs for individual products have generally been passed on to customers on a constant gross profit per unit basis or unit volume growth has not been accompanied by a proportional increase in operating costs. However, the Company cannot assure that this trend will continue in the future.

17. Selected Quarterly Financial Data (Unaudited)

The Company’s selected quarterly financial results of operations (unaudited) for each quarter in the years ended December 31, 2005 and 2004 were as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands)
2005
Net sales	$197,739	$262,059	$255,619	$263,000
Income (loss) from operations	(1,112)	12,241	7,808	13,224
Net income (loss)	(5,447)	1,953	(1,701)	2,284

2004
Net sales	$176,760	$227,298	$231,305	$242,010
Income (loss) from operations	(846)	8,433	9,888	8,612
Net income (loss)	(4,958)	897	1,705	851

During the first quarter of 2005, the Company’s Broder division recorded approximately $0.5 million in lease termination and other costs for the fair value of future lease obligations related to the closure of its Charlotte, North Carolina distribution center. The Company’s NES division recorded a $0.4 million restructuring charge during the first quarter of 2005 and an additional $0.1 million during the second quarter of 2005. These charges consisted of severance related payments for NES corporate staff reductions resulting from the integration of NES into the Company.

During the third quarter of 2005, the Company’s Broder division recorded approximately $1.0 million in distribution center closure costs, consisting of the fair value of the future lease obligations, net of expected sublease rentals, of approximately $0.7 million, and approximately $0.3 million in non-cash fixed asset impairment charges related to the disposal of distribution center fixed assets. In the fourth quarter of 2005, approximately $0.2 million of the closure costs were reversed due to the execution of a lease termination agreement.

During the second quarter of 2004, the Company recorded a non-cash fixed asset impairment charge of approximately $0.8 million for the disposal of computer software that the Company had determined it would not continue to use as a result of the completion of the second of four stages of its information systems integration plan related to the merger of Broder and Alpha.

During the fourth quarter of 2004, the Company’s Broder division also recorded approximately $0.8 million in lease termination and other costs for the fair value of future lease obligations related to the closure of its Cleveland, Ohio distribution center and the Company’s NES division recorded a $0.2 million restructuring charge for severance related payments for its corporate staff reductions resulting from the integration of NES.

18. Condensed Combining and Consolidating Financial Statements

The Company’s subsidiaries guarantee the outstanding indebtedness of the Company relating to its senior subordinated notes that are guaranteed on an unsecured basis. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis and are full and unconditional. TSM Acquisition Co. is a non-active subsidiary with no assets or operations. The remaining subsidiary, ASHI, Inc. was acquired in connection with the September 2003 acquisition of Alpha Shirt Holdings, Inc., and was merged with and into Broder Bros., Co. on March 28, 2005 and ceased to be a guarantor. The following condensed and consolidating financial statements are presented in accordance with Regulation S-X Rule 3-10 for Broder Bros., Co. and ASHI, Inc., for the period since the acquisition and through the dissolution of ASHI, Inc.

BRODER BROS., CO. AND SUBSIDIARIES

CONDENSED COMBINING AND CONSOLIDATING FINANCIAL STATEMENTS

(in thousands)

	December 31, 2005				December 25, 2004
Balance Sheets	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated
Cash	$3,305	$—	$—	$3,305	$2,313	$8	$—	$2,321
Intercompany receivable	—	—	—	—	19,781		(19,781)	—
All other current assets	320,341	—	—	320,341	276,146	—	—	276,146

Total current Assets	323,646	—	—	323,646	298,240	8	(19,781)	278,467
Goodwill and intangibles, net	207,526	—	—	207,526	189,259	31,227	—	220,486
Investment in subsidiary	—	—	—	—	11,454	—	(11,454)	—
All other non-current assets	35,290	—	—	35,290	39,255	—	—	39,255

Total Assets	$566,462	$—	$—	$566,462	$538,208	$31,235	$(31,235)	$538,208

Intercompany payable	$—	$—	$—	$—	$—	$19,781	$(19,781)	$—
All other current liabilities	128,539	—	—	128,539	138,167	—	—	138,167

Total current liabilities	128,539	—	—	128,539	138,167	19,781	(19,781)	138,167
Non-current liabilities	364,610	—	—	364,610	323,958	—	—	323,958

Total Liabilities	493,149	—	—	493,149	462,125	19,781	(19,781)	462,125
Shareholders’ equity	73,313	—	—	73,313	76,083	11,454	(11,454)	76,083

Total liabilities and shareholders’ equity	$566,462	$—	$—	$566,462	$538,208	$31,235	$(31,235)	$538,208

	December 31, 2005				December 25, 2004
Statements of Operations	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated
Net sales	$978,417	$—	$—	$978,417	$877,373	$—	$—	$877,373
Cost of sales	798,419	—	—	798,419	720,056	—	—	720,056

Gross profit	179,998	—	—	179,998	157,317	—	—	157,317
Operating expenses	147,837	—	—	147,837	131,225	5	—	131,230

Income (loss) from operations	32,161	—	—	32,161	26,092	(5)	—	26,087
Interest (income) expense	38,595	(1,037)	—	37,558	33,078	(3,077)	—	30,001
All other (income) expense	646	(1,491)	—	(845)	5,758	(6,818)	—	(1,060)
Equity in earnings of subsidiary	(2,528)	—	2,528	—	(9,890)	—	9,890	—

Total other (income) expense	36,713	(2,528)	2,528	36,713	28,946	(9,895)	9,890	28,941

Income (loss) before income taxes	(4,552)	2,528	(2,528)	(4,552)	(2,854)	9,890	(9,890)	(2,854)
Income tax (benefit) provision	(1,641)	—	—	(1,641)	(1,349)	—	—	(1,349)

Net income (loss)	$(2,911)	$2,528	$(2,528)	$(2,911)	$(1,505)	$9,890	$(9,890)	$(1,505)

	December 31, 2005				December 25, 2004
Statements of Cash Flows	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated
Net income (loss)	$(2,911)	$2,528	$(2,528)	$(2,911)	$(1,505)	$9,890	$(9,890)	$(1,505)
Equity in earnings of subsidiary	(2,528)	—	2,528	—	(9,890)	—	9,890	—
Other operating cash flows	(30,358)	(2,528)	—	(32,886)	26,682	(19,795)	—	6,887

Net cash provided by (used in) operating activities	(35,797)	—	—	(35,797)	15,287	(9,905)	—	5,382
Net cash used in investing activities	(6,226)	—	—	(6,226)	(34,693)	—	—	(34,693)
Net cash provided by financing activities	43,015	(8)	—	43,007	18,562	9,895	—	28,457

Net increase (decrease) in cash	992	(8)	—	984	(844)	(10)	—	(854)
Cash at beginning of year	2,313	8	—	2,321	3,157	18	—	3,175

Cash at end of year	$3,305	$—	$—	$3,305	$2,313	$8	$—	$2,321

BRODER BROS., CO. AND SUBSIDIARIES

CONDENSED COMBINING AND CONSOLIDATING FINANCIAL STATEMENTS (Continued)

(in thousands)

	December 27, 2003
	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated
Statement of Operations
Net sales	$487,785	$—	$—	$487,785
Cost of sales	411,123	—	—	411,123

Gross profit	76,662	—	—	76,662
Operating expenses	82,685	7	—	82,692

Income (loss) from operations	(6,023)	(7)	—	(6,030)
Interest (income) expense	16,259	(690)	—	15,569
All other (income) expense	781	(1,760)	—	(979)
Equity in earnings of subsidiary	(1,564)	—	1,564	—

Total other (income) expense	15,476	(2,450)	1,564	14,590

Income (loss) before income taxes	(21,499)	2,443	(1,564)	(20,620)
Income tax (benefit) provision	(9,043)	879	—	(8,164)

Net income (loss)	$(12,456)	$1,564	$(1,564)	$(12,456)

	December 27, 2003
	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated
Statement of Cash Flows
Net income (loss)	$(12,456)	$1,564	$(1,564)	$(12,456)
Equity in earnings of subsidiary	(1,564)	—	1,564	—
Other operating cash flows	12,536	(3,996)	—	8,540

Net cash provided by (used in) operating activities	(1,484)	(2,432)	—	(3,916)
Net cash used in investing activities	(252,408)	—	—	(252,408)
Net cash provided by financing activities	254,426	2,450	—	256,876

Net increase (decrease) in cash	534	18	—	552
Cash at beginning of year	2,623	—	—	2,623

Cash at end of year	$3,157	$18	$—	$3,175

19. Subsequent Events

In March 2006, the Company entered into a separation agreement with its former CEO, Mr. Tyra. The agreement included a $1.75 million payment allocated to a 42-month non-compete agreement, the repurchase of all of Mr. Tyra’s equity by the Company for approximately $2.0 million, less approximately $0.5 million in notes receivable. The non-compete agreement and the Company’s repurchase of Mr. Tyra’s stock by the Company will be recorded during the first quarter of fiscal 2006.

During the first quarter of 2006, the Company’s Broder division committed to a plan to consolidate its Houston, TX distribution center into the Alpha division’s Stafford, TX distribution center. As a result, the Company will record a restructuring and asset impairment charge of approximately $0.7 million, consisting of $0.6 million in distribution center closure costs for the fair value of the future lease obligations and $0.1 million in non-cash fixed asset impairment charges related to the disposal of distribution center fixed assets. The future lease obligation is expected to be paid over the remaining lease term, which expires in December 2007. The charge will be recorded during the first quarter of 2006.

Schedule II

BRODER BROS., CO. AND SUBSIDIARIES

Consolidated Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions resulting from Acquisitions	Charged to Costs and Expenses	Charged to Other Accounts— Describe	Deductions— Describe (1)	Balance at End of Period
	(dollars in thousands)
YEAR ENDED DECEMBER 31, 2005
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$4,664	$—	$2,630	$—	$1,942	$5,352
Excess and discontinued inventory reserve	5,160	—	1,311	—	1,009	5,462

YEAR ENDED DECEMBER 25, 2004
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$2,820	$949	$2,016	$—	$1,121	$4,664
Excess and discontinued inventory reserve	3,989	1,280	2,345	—	2,454	5,160

YEAR ENDED DECEMBER 27, 2003
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$900	$1,767	$2,021	$—	$1,868	$2,820
Excess and discontinued inventory reserve	1,800	1,136	2,156	—	1,103	3,989

(1)	Allowance for Doubtful Accounts—Uncollectible accounts written off, net of recoveries.

Excess and Discontinued Inventory Reserve—Loss on sale/disposal of Excess and Discontinued Inventory.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes during the fourth quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of our current directors and executive officers:

Name	Age	Position
Thomas Myers	57	Interim Chief Executive Officer and Director
David Hollister	40	Chief Financial Officer, Secretary and Director
Norman Hullinger	46	Senior Vice President of Operations
Edward Conard	49	Director
Seth Meisel	33	Director
Stephen Zide	46	Director

Thomas Myers, Interim Chief Executive Officer and Director. Mr. Myers has been Interim Chief Executive Officer since October 2005 and a director of Broder since May 2000 and he has served as Executive Vice President of Bain Capital since May 2000. Prior to joining Bain Capital, Mr. Myers was the founding partner of Emanem Partners, an international strategy consulting firm, since October 1997. From February 1996 to October 1997, Mr. Myers was a senior advisor of the Parthenon Group.

David Hollister, Chief Financial Officer, Secretary and Director, has been Chief Financial Officer and Secretary of Broder since December 2003 and a director of Broder since March 2006. Mr. Hollister joined Broder in 2002 as Vice President of Finance. Since joining Broder, Mr. Hollister has been actively involved in the merger integration, acquisition, planning and strategy, treasury, accounting and information technology activities of Broder. Since November 2005, Mr. Hollister has also been responsible for oversight of the company’s purchasing activities. Prior to joining Broder, Mr. Hollister was a director in the M&A transaction services practice of PricewaterhouseCoopers since 1998. Mr. Hollister is a CPA with over 17 years of finance and accounting experience. He holds an MBA from the University of Michigan and a Bachelor of Science degree from the University of Northern Colorado.

Norman Hullinger, Senior Vice President of Operations, has served as Senior Vice President of Operations of Broder since November 2005. Mr. Hullinger joined Broder in March 2003 as Vice President of Operations and is responsible for all distribution center and call center operations. Previously, Mr. Hullinger was Senior Vice President of Operations of UBID, an online retailer, and a Vice President at Yahoo.

Edward Conard has been a director of Broder since May 2000. Mr. Conard joined Bain Capital as a Managing Director in 1992. Prior to joining Bain Capital, Mr. Conard was a director of Wasserstein Perella from 1990 to 1992 where he headed the firm’s Transaction Development Group. Previously, Mr. Conard was a Vice President at Bain & Company where he headed the firm’s operations practice and managed major client relationships in the industrial manufacturing and consumer goods industries. Mr. Conard is also a director of Innophos, Inc., Waters Corporation, and Unisource Worldwide, Inc.

Seth Meisel has been a director of Broder since March 2006. Mr. Meisel is a Vice President of Bain Capital. Mr. Meisel joined Bain Capital in 1999 and has been a Vice President since 2004. Prior to joining Bain Capital, Mr. Meisel worked as a consultant and manager at Mercer Management Consulting in the industrial, financial services and retail industries. Mr. Meisel is also a director of Keystone Automotive Operations, Inc.

Stephen Zide has been a director of Broder since July 2003. Mr. Zide has been a Managing Director of Bain Capital since 2001 and affiliated with the firm since 1997. From 1998 to 2000, Mr. Zide was a Managing Director of Pacific Equity Partners, a private equity firm in Sydney, Australia, which is affiliated with Bain Capital. Prior to joining Bain Capital, Mr. Zide was a partner at the law firm of Kirkland & Ellis LLP, where he was a founding member of the New York office and specialized in representing private equity and venture capital firms. Mr. Zide is also a director of Keystone Automotive Operations, Inc., and Innophos, Inc.

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

The following table sets out the compensation for Broder’s chief executive officer and its other most highly compensated officers, or the “named executive officers,” for fiscal years 2005 and 2004 and for its chief executive officer and chief financial officer for fiscal year 2003:

(in thousands) Name and Principal Position	Annual Compensation				Long-term Compensation
	Year	Salary $	Bonus $	Other $	Restricted Stock Awards	Securities Under Options Granted	Long-term Incentive Plan Payouts	All Other Compensation ($)(1)
Vincent Tyra(2) Chief Executive Officer	2005 2004 2003	410 410 400	— 501 250	— — —	— — —	— — —	— — —	38 1,257 6	(3)

David Hollister Chief Financial Officer	2005 2004 2003	250 250 188	75 240 100	— — —	— — —	— — —	— — —	6 127 6

Mark Barrocas(4) President	2005 2004	235 250	76 240	— —	— —	— —	— —	6 15

Glenn Putnam(5) Executive Vice President	2005 2004	183 250	94 207	— —	— —	— —	— —	5 25

Norman Hullinger(6) Senior Vice President of Operations	2005 2004	200 200	65 192	— —	— —	— —	— —	16 87

(1)	Includes matching contributions under 401(k) plans, relocation allowances, retention bonuses, retroactive pay adjustment for 2004 base salary adjustments and payment of an unused paid time off benefit upon implementation of a new company-wide paid time off program implemented during 2005.

(2)	Mr. Tyra voluntarily resigned his position as Chief Executive Officer effective December 31, 2005.

(3)	Includes $1,124 of deferred compensation expensed in 2000, but paid in cash during 2004.

(4)	Mr. Barrocas joined Broder in September 2003 in connection with the Alpha acquisition and voluntarily resigned his position as President effective November 11, 2005.

(5)	Mr. Putnam joined Broder in September 2003 in connection with the Alpha acquisition and resigned his position effective September 30, 2005.

(6)	Mr. Hullinger joined Broder in March 2003 as Vice President of Operations and was promoted to Senior Vice President of Operations in November 2005.

OPTION GRANTS IN 2005

There were no stock option grants or stock appreciation rights granted to the named executive officers during fiscal year 2005.

AGGREGATE OPTIONS EXERCISED IN THE YEAR AND YEAR-END VALUES

The following table shows information concerning the number and value of unexercised options held by each of our named executive officers at December 31, 2005. Our named executive officers did not exercise any stock options during fiscal year 2005.

Name	Common Shares Acquired on Exercise	Aggregate Value Realized ($)	Unexercised Options at December 31, 2005
			Exercisable	Unexercisable
Vincent Tyra
Class A Common, Tranche II	—	—	150,000	—
Class B Common	—	—	444,926	444,926
Class L Common, Series 3	—	—	47,944	47,945
Class L Common, Series 4	—	—	41,717	41,718

David Hollister
Class A Common, Tranche I	—	—	22,500	7,500
Class A Common, Tranche II	—	—	20,000	10,000
Class B Common	—	—	296,617	296,618
Class L Common, Series 3	—	—	31,963	31,963
Class L Common, Series 4	—	—	27,811	27,812

Norman Hullinger
Class A Common, Tranche I	—	—	15,000	15,000
Class A Common, Tranche II	—	—	15,000	15,000
Class B Common	—	—	118,647	118,647
Class L Common, Series 3	—	—	12,785	12,785
Class L Common, Series 4	—	—	11,124	11,125

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Broder does not have a compensation committee of its board of directors. Compensation decisions for 2005 regarding Broder’s executive officers were made by the board of directors. Mr. Hollister participated in discussions with the board of directors concerning executive officer compensation, other than his own.

COMPENSATION OF DIRECTORS

Directors are not entitled to receive any compensation for serving on Broder’s board of directors. Directors are reimbursed for their out-of-pocket expenses incurred in connection with such services.

EMPLOYMENT CONTRACTS AND EXECUTIVE STOCK AGREEMENTS

Employment Contracts

Mr. Tyra was employed pursuant to a written employment agreement and Messrs. Hollister and Hullinger are employed pursuant to written employment agreements.

In October 2005, we announced that Mr. Tyra resigned as CEO effective December 31, 2005. In March 2006, we entered into a separation agreement with Mr. Tyra (see “Item 13. Certain Relationships and Related Transactions”).

The employment agreement for Mr. Hollister sets forth an annual base salary of $250,000 and the employment agreement for Mr. Hullinger sets forth an annual base salary of $220,000, in each case to be reviewed annually by the Board, and an annual bonus pursuant to a bonus plan to be approved by the Board. If Mr. Hollister terminates his employment for “good reason” (as defined in his employment agreement) or his employment is terminated by Broder without “cause” (as defined in his employment agreement), Mr. Hollister will be entitled to continue to receive his respective salary and current benefits package for twenty-four months following the date of such termination. In addition, if Mr. Hollister terminates his employment for “good reason,” or his employment is terminated by Broder without “cause” after June 30th of any calendar year, Mr. Hollister will be entitled to receive a pro rata share of the bonus determined for that period. If Mr. Hullinger’s employment agreement is terminated by the executive for “good reason” or by Broder without “cause” the executive will be entitled to (i) his base salary through the date of termination, (ii) payment for all accrued but unused vacation days, (iii) payment of any annual bonus earned, but not yet paid, (iv) a waiver of the costs of COBRA coverage for the first year after termination and (v) an amount equal to one year of his base salary paid in monthly installments. Broder’s obligation to provide such severance benefits is conditioned upon the executive’s delivery of a general release of claims and the executive’s not being in breach of the employment agreement. The employment agreements for Messrs. Hollister, Tyra and Hullinger contain certain non-competition, non-solicitation and confidentiality provisions.

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

Executive Stock Agreements

Vincent Tyra. On March 20, 2006, we entered into a separation agreement with Mr. Tyra and purchased equity held by Mr. Tyra for $1,986,361.60 payable as a credit in the amount of $464,369.05 against sums owed to us by Mr. Tyra as described below.

In connection with the recapitalization, we entered into an executive stock agreement with Mr. Tyra under which Mr. Tyra purchased 36,363 shares of Class L common stock, Series 1 and 327,273 shares of Class A common stock for an aggregate purchase price of $636,363.64. Mr. Tyra issued a promissory note payable to Broder for the aggregate purchase price of these shares. This note was due May 3, 2007, with recourse interest accruing at the annual short-term federal rate compounded annually. Mr. Tyra pledged all shares of Class L common stock, Series 1 and Class A common stock purchased under such executive stock agreement as collateral for this loan. In addition to the shares sold to Mr. Tyra, pursuant to the terms of his executive stock agreement and our 2000 Stock Purchase and Option Plan, we issued Mr. Tyra two separate options to purchase shares of our Class A common stock, one option to purchase 150,000 shares of Class A common stock with an exercise price of $0.1944 per share and one option to purchase 150,000 shares of Class A common stock with an exercise price of $3.41 per share.

In addition to the loan granted in connection with Mr. Tyra’s executive stock agreement, we loaned Mr. Tyra $363,636.36 on May 3, 2000 for the purpose of Mr. Tyra’s purchase of senior subordinated notes issued in connection with the recapitalization. This loan was evidenced by a promissory note payable to Broder that was due March 2, 2007. Recourse interest on this note accrued at the annual short-term federal rate compounded annually. Mr. Tyra pledged shares of our Class A common stock and Class L common stock, Series 1 purchased under his executive stock agreement as collateral for this loan. The senior subordinated notes issued in connection with the recapitalization were converted into shares of Class L, Series 2 common stock in June 2003. The maximum amount outstanding under this loan in fiscal 2005 was $428,080.98. On March 20, 2006, the amount outstanding under this loan was settled in full for $432,004.15 pursuant to the separation agreement described in Item 13. Certain Relationships and Related Transactions.

In November 2001, we entered into a supplement and first amendment to the executive stock agreement with Mr. Tyra, pursuant to which we terminated Mr. Tyra’s option to purchase up to 150,000 shares of Class A common stock with an exercise price of $0.1944 per share and Mr. Tyra purchased 150,000 restricted shares of Class A common stock for an aggregate purchase price of $29,160 ($0.1944 per share). The shares vested at a rate of 25% per year on each of the first four anniversaries of May 3, 2000 and certain restrictions on the shares thereupon lapsed. Mr. Tyra issued a promissory note payable to Broder for the aggregate purchase price of these shares. This note was due November 15, 2007. Recourse interest on this note accrued at the annual short-term federal rate compounded annually. Mr. Tyra pledged shares of our Class A common stock and Class L common stock, Series 1 as collateral for this loan. The maximum amount outstanding under this promissory note in fiscal 2005 was $32,074.28. On March 20, 2006, the amount outstanding under this promissory note was settled in full for $32,364.90 pursuant to the separation agreement described in Item 13. Certain Relationships and Related Transactions.

STOCK OPTION PLANS

2000 Stock Purchase and Option Plan

Broder adopted the 2000 Stock Purchase and Option Plan which became effective at the time of the May 2000 recapitalization under which employees, directors, consultants or advisors of Broder or its subsidiaries may be granted options to purchase shares of Broder’s authorized but unissued Class A and Class L common stock, Series 1. The maximum number of shares of Broder’s Class A and Class L common stock available for issuance under the Plan is 1,500,000 and 50,000 shares, respectively. As of December 31, 2005, the maximum number of shares available for future grants under the Plan were 464,000 Class A shares and 50,000 Class L common stock, Series 1 shares. During 2000, 550,000 shares of Class A common stock options were authorized at an exercise price of $0.1944 per share (the Tranche I options) and an additional 550,000 shares of Class A common stock options were authorized at an exercise price of $3.41 per share (the Tranche II options). During 2002, 400,000 shares of Class A common stock options were granted at an exercise price of $6.00 per share (Tranche III options). The Tranche III options were cancelled and terminated during 2002. During 2003, 38,000 shares of Class A common stock options (Tranche I) were granted at an exercise price of $0.1944 per share, and 39,000 shares of Class A common stock options (Tranche II) were granted at an exercise price of $3.41. Options expire no later than ten years from the grant date and vest over four years. Vesting may be accelerated in the event of specified transactions, including a change of control.

2004 Executive Stock Option Plan

Broder adopted the 2004 Executive Stock Option Plan on April 21, 2004, under which present and future executives, directors, consultants or advisers of Broder or its subsidiaries may be granted options to purchase shares of Broder’s authorized but unissued Class B and Class L, Series 3 or 4 common stock. The maximum number of shares of Broder’s stock available for issuance under the Plan is 426,174 Class L, Series 3 common shares, 370,820 Class L, Series 4 common shares and 3,954,897 Class B common shares. As of December 31, 2005, the maximum number of shares available for future grants under the Plan were 148,456 Class L, Series 3 common shares, 129,171 Class L, Series 4 common shares and 1,377,644 Class B common shares. During 2004, options to purchase 403,491 common shares of Class L, Series 3 were granted at an exercise price of $15.75 per share, options to purchase 351,086 common shares of Class L, Series 4 were granted at an exercise price of $13.69 per share and options to purchase 3,744,430 common shares of Class B were granted at an exercise price of $0.1944 per share. During 2005, options to purchase 12,785 common shares of Class L, Series 3 were granted at an exercise price of $28.54 per share, options to purchase 11,125 common shares of Class L, Series 4 were granted at an exercise price of $20.31 per share and options to purchase 118,647 common shares of Class B were granted at an exercise price of $0.1944 per share. Options expire no later than ten years from the grant date and vest over four years. Vesting may be accelerated in the event of specified transactions, including a sale of all or substantially all of the assets of Broder, or a sale or transfer of common shares of Broder in connection with an acquisition by Broder or to a strategic partner.

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

PRINCIPAL STOCKHOLDERS

As of March 24, 2006, the issued and outstanding stock of Broder consisted of: (1) 9,695,252 shares of Class A common stock, par value $0.01 per share; (2) 28,758,499 shares of Class B common stock, par value $0.01 per share; and (3) 7,380,811 shares of Class L common stock, of which 963,637 shares are Class L common stock, Series 1, par value $0.01 per share; 931,635 shares are Class L common stock, Series 2, par value $0.01 per share; 2,789,078 shares of Class L common stock, Series 3, par value $0.01 per share; and 2,696,461 shares of Class L common stock, Series 4, par value $0.01 per share. Only shares of Class A common stock have voting rights. The Class B common stock and each series of Class L common stock are the same as the Class A common stock except that the Class B common stock and each series of Class L common stock are nonvoting, and each series of Class L common stock is entitled to a preference over the Class A common stock and Class B common stock with respect to any distribution by Broder to holders of its capital stock. After payment of such preference amount, each share of Class A common stock, Class B common stock and Class L common stock shares equally in all distributions by Broder to holders of its common stock.

Unless otherwise noted, the following table sets forth certain information regarding the ownership of common stock as of March 24, 2006, by (1) the beneficial owners of more than 5% of our common stock, (2) each current director and named executive officer and (3) all of our current directors and executive officers as a group.

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

	Shares Beneficially Owned
	Class A Common Stock			Class B Common Stock			Class L Common Stock, Series 1			Class L Common Stock, Series 2			Class L Common Stock, Series 3			Class L Common Stock, Series 4
Name and Address	Number of Shares		Percentage of Class	Number of Shares		Percentage of Class	Number of Shares		Percentage of Class	Number of Shares		Percentage of Class	Number of Shares		Percentage of Class	Number of Shares		Percentage of Class
Principal Stockholders:
Bain Capital Fund VI, L.P. and Related Entities(1)	8,553,957	(8)	86.3%	—		—	944,667	(11)	88.2%	821,966	(13)	88.2%	—		—	—		—
Bain Capital Fund VII, L.P. and Related Entities(2)	—		—	28,455,467	(10)	96.7%	—		—	—		—	3,066,321	(15)	96.7%	2,668,044	(16)	96.7%
Michael Brode(3)	1,060,989	(9)	10.7%	—		—	117,172	(12)	10.9%	101,952	(14)	10.9%	—		—	—		—

Directors and Named Executive Officers:
Edward Conard(4)
Thomas Myers(5)
Stephen Zide(6)
Seth Meisel(7)
David Hollister(17)	57,500		*	324,854		1.1%	—		—	—		—	35,005		1.1%	30,459		1.1%
Norman Hullinger(18)	45,000		*	135,589		*	—		—	—		—	14,611		*	12,713		*
Vincent Tyra	—		—	—		—	—		—	—		—	—		—	—		—
Mark Barrocas	—		—	—		—	—		—	—		—	—		—	—		—
Glenn Putnam	—		—	—		—	—		—	—		—	—		—	—		—
All Directors and Named Executive Officers as a Group (nine persons)	102,500		1.0%	460,443		1.6%	—		—	—		—	49,616		1.6%	43,172		1.6%

*	Less than one percent.

(1)	The address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02119.

(2)	The address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02119.

(3)	The address is 25855 Franklin Park Drive, Franklin, Michigan 48025.

(4)	Mr. Conard is a limited partner of Bain Capital Partners VI, L.P. (“BCP VI”) (whose managing partner is Bain Capital Investors LLC, a Delaware limited liability company (“BCI”)), which is the general partner of Bain Capital Fund VI, L.P. (“Fund VI”). In addition, Mr. Conard is a general partner of BCIP Associates II (“BCIP II”) and BCIP Trust Associates II (“BCIP Trust II”). The managing partner of each of BCIP II and BCIP Trust II is BCI. Mr. Conard is a general partner in BCIP Associates III, LLC (“BCIP III”) and BCIP T Associates III, LLC (“BCIP T III”), and limited partner in Bain Capital Partners VII, L.P. (“BCP VII”), which is the general partner of Bain Capital Fund VII, L.P. (“Fund VII”). Mr. Conard is also a member and managing director of Bain Capital Investors, LLC (“BCI”), which is the managing partner of BCP VII. In such capacities, Mr. Conard has a pecuniary interest in certain of the shares held by the Bain Entities, as defined below. Mr. Conard’s address is c/o Bain Capital, LLC, 745 Fifth Avenue, Suite 3200, New York, New York 10151.

(5)	Mr. Myers is Executive Vice President of BCI. In such capacities, Mr. Myers has a pecuniary interest in certain of the shares held by the Bain Entities. Mr. Myers’ address is c/o Bain Capital, LLC, 745 Fifth Avenue, Suite 3200, New York, New York 10151.

(6)	Mr. Zide is a limited partner of BCP VI, which is the general partner of Fund VI. In addition, Mr. Zide is a general partner of BCIP II, BCIP Trust II, BCIP Associates II-B (“BCIP II-B”) and BCIP Trust Associates II-B (“BCIP Trust II-B”). The managing partner of each of BCIP II, BCIP Trust II, BCIP II-B and BCIP Trust II-B is BCI. Mr. Zide is a general partner in BCIP III and BCIP T III, and also limited partner in BCP VII. Mr. Zide is also a managing director of BCI. In such capacities, Mr. Zide has a pecuniary interest in certain of the shares held by the Bain Entities. Mr. Zide’s address is c/o Bain Capital, LLC, 745 Fifth Avenue, Suite 3200, New York, New York 10151.

(7)	Mr. Meisel is a Vice President of BCI. In such capacities, Mr. Meisel has a pecuniary interest in certain of the shares held by the Bain Entities. Mr. Meisel’s address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts, 02119.

(8)

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

(9)	Includes (i) 392,727 shares of Class A common stock held in the Michael T. Brode Revocable Living Trust dated September 13, 1994; and (ii) 46,303 shares held in the Michael T. Brode Irrevocable Electing Small Business Trust Agreement.

(10)	Consists of: (i) 962,212 shares of Class B common stock held by BCIP III; (ii) 116,039 shares of Class B common stock held by BCIP T III; (iii) 393,975 shares of Class B common stock held by BCIP Associates III-B, LLC (“BCIP III-B”); (iv) 48,353 shares of Class B common stock held by BCIP T Associates III-B, LLC (“BCIP T III-B”); (v) 1,478,379 shares of Class B common stock held by Bain Capital Fund VII, LLC-BICP Waived Fees (“Bain Fund VII BCIP”) and (vi) 25,456,509 shares of Class B common stock held by Bain Capital Fund VII, LLC (“Bain Fund VII”).

(11)	Consists of (i) 639,701 shares of Class L common stock, Series 1 owned by Fund VI; (ii) 2,132 shares of Class L common stock, Series 1 owned by PEP; (iii) 114,459 shares of Class L common stock, Series 1 owned by BCIP II; (iv) 30,197 shares of Class L common stock, Series 1 owned by BCIP II-B; (v) 10,373 shares of Class L common stock, Series 1 owned by BCIP II-C; (vi) 37,754 shares of Class L common stock, Series 1 owned by BCIP Trust II; (vii) 15,584 shares of Class L common stock, Series 1 owned by BCIP Trust II-B; and (viii) warrants held by the Bain Entities to purchase 94,467 shares of Class L common stock, Series 1.

(12)	Consists of (i) 61,818 shares held in the Michael T. Brode Living Revocable Trust dated September 13, 1994; (ii) 43,637 shares held in the Michael T. Brode Irrevocable Electing Small Business Trust Agreement; and (iii) warrants to purchase 11,717 shares of Class L common stock, Series 1.

(13)	Consists of (i) 618,456 shares of Class L common stock, Series 2 owned by Fund VI; (ii) 2,062 shares of Class L common stock, Series 2 stock, Series 2 owned by PEP; (iii) 68,784 shares of Class L common stock, Series 2 owned by BCIP II; (iv) 22,123 shares of Class L common stock, Series 2, owned by BCIP II-B; (v) 10,028 shares of Class L common stock, Series 2 owned by BCIP II-C; (vi) 78,375 shares of Class L common stock, Series 2 owned by BCIP Trust II; and (vii) 22,138 shares of Class L common stock, Series 2 owned by BCIP Trust II-B.

(14)	Consists of (i) 42,187 shares of Class L common stock, Series 2 held in the Michael T. Brode Living Revocable Trust dated September 13, 1994; and (ii) 59,765 shares of Class L common stock, Series 2 held in the Michael T. Brode Irrevocable Electing Small Business Trust Agreement.

(15)	Consists of: (i) 85,148 shares of Class L common stock, Series 3 held by BCIP III, LLC; (ii) 19,426 shares of Class L common stock, Series 3 held by BCIP T III; (iii) 39,343 shares of Class L common stock, Series 3 held by BCIP III-B; (iv) 3,553 shares of Class L common stock, Series 3 held by BCIP T III-B; (v) 143,378 shares of Class L common stock, Series 3 held by Bain Fund VII BICP, (vi) 2,468,840 shares of Class L common stock, Series 3 held by Bain Fund VII and (vii) warrants held by the Bain Entities to purchase 308,424 shares of Class L common stock, Series 3.

(16)	Consists of: (i) 82,320 shares of Class L common stock, Series 4 held by BCIP III; (ii) 18,781 shares of Class L common stock, Series 4 held by BCIP T III; (iii) 38,036 shares of Class L common stock, Series 4 held by BCIP III-B; (iv) 3,435 shares of Class L common stock, Series 4 held by BCIP T III-B; (v) 138,617 shares of Class L common stock, Series 4 held by Bain Fund VII BICP and (vi) 2,386,855 shares of Class L common stock, Series 4 held by Bain Fund VII.

(17)	Includes exercisable warrants and/or options that are currently exercisable or exercisable within 60 days to purchase: (i) 42,500 shares of Class A common stock, (ii) 148,309 shares of Class B common stock, (iii) 16,286 shares of Class L common stock, Series 3 and (iv) 13,906 shares of Class L common stock, Series 4.

(18)	Includes exercisable warrants and/or options that are currently exercisable or exercisable within 60 days to purchase: (i) 59,324 shares of Class B common stock, (ii) 6,576 shares of Class L common stock, Series 3 and (v) 5,562 shares of Class L common stock, Series 4.

Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans:

	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan category:
Equity compensation plans approved by security holders
Class A Common Stock	394,000	$2.4100	456,000
Class B Common Stock	3,541,380	$0.1944	413,517
Class L, Series 3 Common Stock	381,611	$15.7500	44,563
Class L, Series 4 Common Stock	332,048	$13.6900	38,772
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	4,649,039	$2.6229	952,852

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ADVISORY AGREEMENT

In connection with the Alpha acquisition, we amended and restated our existing advisory services agreement with Bain Capital. The current agreement is a discretionary, contingency-based agreement, subject to certain limitations set forth therein. Under the amended and restated advisory services agreement, for the first two full fiscal years following the Alpha acquisition, Bain Capital may be paid a management fee for strategic, financial and other advisory services up to an annual maximum of $1.5 million at the discretion of Broder’s board of directors. Bain Capital received a fee of $0.4 million for fiscal 2003, as a pro rata portion of such fee for the period from the closing of the acquisition through December 31, 2003 and received a fee of $1.5 million for fiscal 2004. Bain Capital also received a fee of $1.5 million for fiscal 2005. For each full fiscal year beginning in 2006, Bain Capital may be paid a fee up to an annual maximum of $3.0 million at the discretion of Broder’s board of directors. Before any such management fees may be paid, EBITDA, as defined in the amended and restated advisory agreement, after giving effect to payment of the management fee, must be greater than $52.0 million in order for Bain Capital to earn a fee. For purposes of calculating the payment of a management fee in 2004, EBITDA in 2004 was adjusted for certain cost savings that were expected to be achieved within twelve months of the agreement, without duplication of such cost savings actually realized through fiscal year 2004, as reviewed and approved by our board of directors in their reasonable discretion. Such actual and expected cost savings may not exceed, in the aggregate, $8.5 million. In an event of a change of control or initial public offering prior to the ten year period, Bain Capital has the right to terminate the agreement and receive a lump sum payment equivalent to three years of advisory fees. The agreement also requires Broder to pay investment banking fees in the amount of one percent of certain prescribed transactions, part of which could be used to offset the quarterly advisory fee otherwise due. We believe that the terms of such amended and restated advisory agreement with Bain Capital are no less favorable than those that could have been obtained pursuant to a similar agreement with an unrelated third party.

There were no payments for advisory services for the fiscal year ended December 31, 2005. Payments for advisory services were $647,000 and $563,000 for the fiscal years ended December 31, 2004 and 2003, respectively. Bain Capital was paid a fee of approximately $4.5 million and $0.4 million upon completion of the Alpha and NES acquisitions, respectively. Bain Capital was paid a fee of approximately $0.5 million in connection with the private placement of $50.0 million aggregate principal amount of the Company’s 11  1/4% Senior Notes.

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

SEVERANCE AGREEMENT

In March 2006, we entered into a Severance and First Amendment to Amended and Restated Employment Agreement (the “Severance Agreement”) with Mr. Tyra. Mr. Tyra resigned as CEO effective as of December 31, 2005. The Severance Agreement provides for (1) a payment to Mr. Tyra in an aggregate amount of $1,750,764.39, payable in 39 monthly installments, (2) COBRA continuation coverage for two years at no cost to Mr. Tyra, (3) purchase by the Company of Mr. Tyra’s Broder equity securities for an aggregate price of $1,986,361.60, (4) repayment to Broder by Mr. Tyra of $464,369.05, (5) cancellation of Mr. Tyra’s vested and unvested options and any option shares, (6) a mutual release and (7) a twenty-four month extension of Mr. Tyra’s non-compete period, resulting in a forty-two month non-compete period. The Severance Agreement is attached hereto as Exhibit 10.23.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Accountants for 2005 and 2004

The amounts shown below represent the fees billed by PricewaterhouseCoopers LLP for professional services rendered in respect to the fiscal years ended December 31, 2005 and 2004.

	(in thousands)
	2005 Fees	2004 Fees
Audit Fees	$550	$532
Audit Related Fees	43	383
Tax Fees	12	22
All Other Fees	—	—

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements. See Index to Consolidated Financial Statements attached hereto.

2. Financial Statements Schedule. See Index to Consolidated Financial Statements attached hereto.

(b)	Exhibits

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated July 12, 2003, by and among Broder Bros., Co., all of Alpha’s existing stockholders and bondholders and FNL Management Corp. (1)

2.2	Amendment No. 1 to Stock Purchase Agreement, dated July 24, 2003, by and among Broder Bros., Co., all of Alpha’s existing stockholders and bondholders and FNL Management Corp. (1)

2.3	Amendment No. 2 to Stock Purchase Agreement, dated September 19, 2003, by and among Broder Bros., Co., all of Alpha’s existing stockholders and bondholders and FNL Management Corp. (1)

2.4	Agreement and Plan of Merger by and among NES Clothing Company Holdings Trust, the shareholders of NES Clothing Company Holdings Trust, NES Acquisition Corp and Broder Bros., Co. dated as of August 30, 2004. (2)

2.5	Securities Purchase Agreement by and among Broder Bros., Co. and the purchasers listed therein, dated August 31, 2004. (2)

3.1	Articles of Incorporation of Broder Bros., Co., as amended and restated by Certificate of Amendment dated September 22, 2003. (1)

3.2	By-laws of Broder Bros., Co. (1)

4.1	Indenture, dated as of September 22, 2003, among Broder Bros., Co., Alpha Shirt Company, Alpha Shirt Holdings, Inc., ASHI, Inc., TSM Acquisition Co., and Wachovia Bank, National Association, as Trustee. (1)

4.2	Supplemental Indenture, dated as of September 30, 2004, among NES Clothing Company Holdings Trust, Aprons Unlimited, Inc., Broder Bros., Co. and Wachovia Bank, National Association, as trustee. (6)

4.3	Registration Rights Agreement, dated September 22, 2003, among Broder Bros., Co., Alpha Shirt Company, Alpha Shirt Holdings, Inc., ASHI, Inc., TSM Acquisition Co. and the Initial Purchasers. (1)

4.4	Registration Rights Agreement, dated as of November 23, 2004, by and among the Company, the Guarantors named therein and the Initial Purchaser (3).

10.1	Credit Agreement dated as of September 22, 2003, among Broder Bros., Co., Alpha Shirt Company, Alpha Shirt Holdings, Inc., ASHI, Inc., TSM Acquisition Co., the Lenders named therein, UBS Securities LLC, UBS AG, Cayman Islands Branch, UBS AG, Stamford Branch, and the CIT Group/Commercial Services, Inc. (1)

10.2	Amended and Restated Shareholders Agreement, dated September 22, 2003, by and among Broder Bros., Co. and each of the shareholders listed in the schedules therein. (1)

10.3	Amended and Restated Registration Agreement, dated September 22, 2003, between Broder Bros., Co. and certain stockholders of the Issuer. (1)

10.4	Amended and Restated Advisory Agreement, dated September 22, 2003, between Broder Bros., Co. and Bain Capital, LLC. (1)

10.5	Broder Bros., Co. 2000 Stock Purchase and Option Plan. (1)

10.6	Employment Agreement, dated May 3, 2000, between Broder Bros., Co. and Vince Tyra. (1)

10.7	Employment Agreement, dated May 3, 2000, between Broder Bros., Co. and Howard N. Morof. (1)

10.8	Deferred Compensation Agreement, dated May 3, 2000, between Broder Bros., Co. and Vince Tyra. (1)

10.9	Deferred Compensation Agreement, dated May 3, 2000, between Broder Bros., Co. and Michael T. Brode. (1)

10.10	Executive Stock Agreement, dated May 3, 2000, between Broder Bros., Co. and Vince Tyra. (1)

10.11	Executive Stock Agreement, dated May 3, 2000, between Broder Bros., Co. and Howard N. Morof. (1)

10.12	Warrant Agreement, dated May 3, 2000, between Broder Bros., Co. and the Purchasers named therein. (1)

10.13	Securities Purchase Agreement, dated September 22, 2003, by and among Broder Bros., Co. and the Purchasers named therein. (1)

Exhibit No.	Description

10.14	Employment Letter Agreement, dated October 7, 2003, between Broder Bros., Co. and Howard N. Morof. (1)

10.15	Employment Agreement, dated December 22, 2003, between Broder Bros., Co. and Joseph G. Putnam. (1)

10.16	Employment Agreement, dated January 10, 2004, between Broder Bros., Co. and David Hollister. (1)

10.17	Employment Agreement, dated January 10, 2004, between Broder Bros., Co. and Vincent Tyra. (1)

10.18	Amended and Restated Employment Agreement, dated February 15, 2005, between Broder Bros., Co. and Mark Barrocas. (6)

10.19	Registration Rights Agreement, dated as of November 23, 2004, by and among Broder Bros., Co., the Guarantors named therein and UBS Securities LLC. (4)

10.20	2004 Executive Stock Option Plan. (5)

10.21	Description of Management Bonus Plan. (7)

10.22	Employment Agreement, dated May 20, 2004, between Broder Bros., Co. and Norman Hullinger. (7)

10.23	Severance and First Amendment to Amended and Restated Employment Agreement, dated as of March 10, 2006, by and between Vincent Tyra and Broder Bros., Co. (8)

21.1	Subsidiaries of Broder Bros., Co.

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-110029).

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 31, 2004.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K dated November 24, 2004.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K dated November 18, 2004.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2004.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.

(7)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-123991).

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 16, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRODER BROS., CO.

March 31, 2006	By:	/S/ THOMAS MYERS
Thomas Myers Interim Chief Executive Officer and Director (Principal Executive Officer)

March 31, 2006	By:	/S/ DAVID HOLLISTER
David Hollister Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)

March 31, 2006	By:
Edward Conard Director

March 31, 2006	By:	/S/ STEPHEN ZIDE
Stephen Zide Director

March 31, 2006	By:	/S/ SETH MEISEL
Seth Meisel Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Registrant did not provide any annual report or proxy material to its security holders for the past fiscal year.