Form 10-Q
period 2006-04-01
BRODER BROS CO
filed 2006-05-15
CIK 1266700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 12, 2006, there were 963,637 shares of Class L, Series 1 common stock outstanding; 931,635 shares of Class L, Series 2 common stock outstanding; 2,788,393 shares of Class L, Series 3 common stock outstanding; 2,695,799 shares of Class L, Series 4 common stock outstanding; 9,695,252 shares of Class A common stock outstanding; and 28,751,440 shares of Class B common stock outstanding.

BRODER BROS., CO. AND SUBSIDIARY

Quarterly Report for the Period Ended April 1, 2006

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

As used herein, unless the context indicates otherwise: (i) “Broder,” “Company,” “we,” “our,” and “us,” refer collectively to Broder Bros., Co. and its consolidated subsidiary; (ii) “Alpha” refers to the Company’s Alpha Shirt Company Division for periods after its acquisition by the Company and to Alpha Shirt Holdings, Inc. and its consolidated subsidiaries for periods prior to such acquisition; (iii) “Broder division” refers to the Company’s Broder Division; and (iv) “NES” refers to the Company’s NES Clothing Company Division for periods after the acquisition by the Company and to NES Clothing Holdings Trust and its consolidated subsidiaries for periods prior to such acquisition.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BRODER BROS., CO. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	April 1, 2006	December 31, 2005
	(unaudited)
	(dollars in thousands, except per share amounts)
ASSETS
Current assets
Cash	$3,019	$3,305
Accounts receivable, net of allowance for doubtful accounts of $5,642 at April 1, 2006 and $5,352 at December 31, 2005	89,452	83,627
Finished goods inventory	222,571	216,551
Prepaid and other current assets	9,716	11,348
Deferred income taxes	9,661	8,815

Total current assets	334,419	323,646
Fixed assets, net	17,357	17,571
Goodwill	136,980	136,980
Other intangibles	67,710	70,546
Deferred financing fees, net	13,023	13,932
Deferred income taxes	4,624	2,563
Other assets	2,873	1,224

Total assets	$576,986	$566,462

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligations	$1,185	$1,203
Accounts payable	123,401	100,187
Accrued expenses	16,515	20,011
Accrued interest	13,459	7,138

Total current liabilities	154,560	128,539
Long-term debt and capital lease obligations, net of current portion	308,976	317,945
Deferred income taxes	36,551	37,578
Other long-term liabilities	8,877	7,602
Redeemable securities, net of employee note receivable at December 31, 2005 (see Note 4)	390	1,485

Total liabilities	509,354	493,149

Commitments and contingencies

Shareholders’ equity
Class L, Series 1 common stock; par value $0.01 per share; 2,000,000 shares authorized; 963,637 shares issued and outstanding (aggregate liquidation preference of $31,405 and $30,461 as of April 1, 2006 and December 31, 2005, respectively)	10	10
Class L, Series 2 common stock; par value $0.01 per share; 2,000,000 shares authorized; 931,635 shares issued and outstanding (aggregate liquidation preference of $22,834 and $21,996 as of April 1, 2006 and December 31, 2005, respectively)	10	10
Class L, Series 3 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,778,057 shares issued and outstanding (aggregate liquidation preference of $90,537 and $87,814 as of April 1, 2006 and December 31, 2005, respectively)	28	28
Class L, Series 4 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,685,802 shares issued and outstanding (aggregate liquidation preference of $65,829 and $63,412 as of April 1, 2006 and December 31, 2005, respectively)	27	27
Class A, common stock; par value $0.01 per share; 15,000,000 shares authorized; 9,695,252 shares issued and outstanding	102	96
Class B, common stock; par value $0.01 per share; 35,000,000 shares authorized; 28,644,854 shares issued and outstanding	287	286
Warrants—Class L, Series 3	1,476	1,472
Additional paid-in capital	122,414	120,807
Accumulated other comprehensive income	(29)	(34)
Accumulated deficit	(53,734)	(48,417)
Treasury stock; 615,859 and 100,000 shares of Class A common stock; 267,190 and 175,422 shares of Class B common stock; 36,363 and 0 shares of Class L, Series 1 common stock; 35,156 and 0 shares of Class L, Series 2 common stock; 25,914 and 17,014 shares of Class L, Series 3 common stock; 25,051 and 16,447 shares of Class L, Series 4 common stock; 5,930 and 1,890 Class L, Series 1 warrants; and 989 and 0 Class L, Series 3 warrants, at cost, at April 1, 2006 and December 31, 2005, respectively	(2,959)	(972)

Total shareholders’ equity	67,632	73,313

Total liabilities and shareholders’ equity	$576,986	$566,462

The accompanying notes are an integral part of the consolidated financial statements.

BRODER BROS., CO. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended April 1, 2006 and March 26, 2005

	2006	2005
	(unaudited) (dollars in thousands)
Net sales	$209,618	$197,739
Cost of sales	171,618	162,010

Gross profit	38,000	35,729
Warehousing, selling and administrative	37,611	35,898
Restructuring and asset impairment charges	831	943

Total operating expenses	38,442	36,841

Loss from operations	(442)	(1,112)
Other (income) expense
Interest	9,331	8,852
Change in fair value of interest rate swaps	(150)	(568)
Amortization of SFAS 133 transition adjustment	7	28

Total other expense	9,188	8,312

Loss before income taxes	(9,630)	(9,424)
Income tax benefit	(4,313)	(3,977)

Net loss	$(5,317)	$(5,447)

The accompanying notes are an integral part of the consolidated financial statements.

BRODER BROS., CO. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended April 1, 2006 and March 26, 2005

	2006	2005
	(unaudited)
	(dollars in thousands)
Cash flows from operating activities
Net loss	$(5,317)	$(5,447)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	1,689	1,636
Amortization	3,657	4,192
Provision for losses on accounts receivable	379	970
Deferred income taxes	(3,934)	(3,900)
Amortization of SFAS 133 transition adjustment	5	19
Stock-based compensation	64	60
Change in fair value of interest rate swaps	(150)	(568)
Asset impairment charges	107	52
Changes in operating accounts
Accounts receivable	(6,204)	1,135
Finished goods inventory	(6,020)	(47,295)
Prepaid and other current assets	(17)	(4,910)
Accounts payable	16,721	38,242
Accrued liabilities and other	4,316	161

Net cash provided by (used in) operating activities	5,296	(15,653)

Cash flows from investing activities
Acquisition of fixed assets	(1,627)	(1,680)

Net cash used in investing activities	(1,627)	(1,680)

Cash flows from financing activities
Borrowings on revolving credit agreement	88,700	103,800
Repayments on revolving credit agreement	(97,300)	(70,800)
Payment for treasury stock purchase	(1,987)	—
Proceeds from payment of employee note receivable	463	—
Payments of principal on capital lease obligations	(324)	—
Payments of financing fees	—	(280)
Change in book overdraft	6,493	(10,025)

Net cash provided by (used in) financing activities	(3,955)	22,695

Net increase (decrease) in cash	(286)	5,362
Cash at beginning of period	3,305	2,321

Cash at end of period	$3,019	$7,683

Supplemental disclosure of cash flow information
Interest paid	$2,188	$1,442

Taxes paid, net of refunds	$33	$339

Assets acquired as a result of capital lease obligations	$—	$1,442

The accompanying notes are an integral part of the consolidated financial statements.

BRODER BROS., CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of the Company

Broder Bros., Co. together with its consolidated subsidiary (the “Company”) is a national wholesale distributor of imprintable sportswear and related products which include undecorated or “blank” T-shirts, sweatshirts, polo shirts, fleece, caps, bags and other imprintable accessories that are decorated primarily for advertising and promotional purposes. Products are sold to screen printers, embroiderers and advertising specialty companies through sixteen distribution centers strategically located throughout the United States. These customers decorate the Company’s products with corporate logos, brands and other promotional images, then sell the imprinted sportswear and accessories to a highly diversified range of end-customers, including Fortune 1000 companies, sporting venues, concert promoters, athletic leagues, educational institutions and travel resorts.

In June 2003, the Company completed the purchase of T-Shirts & More, Inc. (“TSM”) through an asset purchase agreement, and in September 2003, the Company acquired all of the outstanding capital stock of Alpha Shirt Holdings, Inc. (“Alpha”). In August 2004, the Company acquired all of the shares of beneficial interest of NES, a leading distributor of imprintable sportswear in New England. Immediately after consummation of the acquisitions, Alpha and its subsidiaries and NES and its subsidiary were merged with and into Broder Bros., Co., except for ASHI, Inc., which became a direct, wholly owned non-operating subsidiary of the Company until it also was subsequently merged with and into Broder Bros., Co. in fiscal year 2005.

The Company operates on a 52/53-week year basis with the year ending on the last Saturday of December. The three months ended April 1, 2006 and March 26, 2005 each consisted of thirteen weeks. Fiscal periods are identified according to the calendar period that they most accurately represent. For example, the quarterly period ended April 1, 2006 is referred to herein as “the three months ended March 31, 2006” and the balance sheet date of April 1, 2006 is referred to herein as “March 31, 2006.”

Basis of Presentation of Unaudited Interim Financial Information

The unaudited consolidated financial information herein has been prepared in accordance with generally accepted accounting principles and is in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments that are considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005 of the Company, which are included in the Form 10-K filed with the SEC on March 31, 2006.

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

The Company maintains an allowance for potential losses on the disposal of its discontinued and slow-moving inventory. The allowance for excess and discontinued inventory balances at March 31, 2006 and December 31, 2005 were approximately $6.1 million and $5.5 million, respectively.

Stock options

Effective December 26, 2004, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, and its related implementation guidance. With the adoption of SFAS No. 123R, the Company is required to record compensation expense on stock options granted to employees. In accordance with SFAS No. 123R, the Company has applied the prospective transition method, whereby it will continue to account for any portion of awards outstanding at the date of transition using the accounting principles originally applied to those awards. Accordingly, upon adoption of SFAS No. 123R, there was no effect on income from continuing operations, income before income taxes, net income, cash flow from operations, or cash flow from financing activities. During the period from adoption through March 31, 2006, there were no modifications, repurchases or cancellations of existing awards.

In January 2006, options to purchase 150,903 shares of Class B common stock, 16,261 shares of Class L, Series 3 common stock and 14,150 shares of Class L, Series 4 common stock were issued, which resulted in the recognition of approximately $12,000 in stock-compensation expense. No compensation expense was recorded in the first quarter of 2005 for share-based payments.

The Black-Scholes option pricing model was used to estimate the fair value for the new option grants. The Company used the fair value method using a risk-free rate of 5.0%, an expected life of 5 years, a volatility of 1.0% and a dividend yield of zero.

Income Taxes

The difference between the U.S. federal statutory rate and the effective rate relates primarily to the impact of state and local taxes and meals and entertainment.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs - An amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 shall be applied prospectively and became effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 effective January 1, 2006 and the adoption had no material impact on its financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 shall be applied prospectively, effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has not entered into nonmonetary exchanges; accordingly, the Company’s adoption of SFAS No. 153 effective January 1, 2006 did not have an effect on its financial condition, results of operations or cash flows.

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

2. Comprehensive Loss

	Three Months Ended March 31,
	2006	2005
	(dollars in thousands)
Net loss	$(5,317)	$(5,447)
Amortization of SFAS 133 transition adjustment, net of taxes of $2 and $9, respectively	5	19

Comprehensive loss	$(5,312)	$(5,428)

3. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following:

	March 31, 2006	December 31, 2005
	(dollars in thousands)
Revolving credit facility	$81,400	$90,000
Senior notes	225,000	225,000
Unamortized debt premium	1,156	1,219
Capital lease obligations	2,605	2,929

	310,161	319,148
Less: current portion	1,185	1,203

Total long-term debt and capital lease obligations, excluding current portion	$308,976	$317,945

Principal payments on the revolving credit facility, senior notes and capital lease obligations for the next five years ending March 31 are as follows:

(dollars in thousands)
2007	$1,185
2008	1,091
2009	81,621
2010	92
2011	225,016
Thereafter	—

Revolving Credit Facility

In connection with the Alpha acquisition in 2003, the Company retired its existing revolving credit facility and entered into an amended revolving credit facility. The amended revolving credit facility is available until September 2008 and provides for aggregate borrowings of up to $175.0 million, subject to borrowing base limitations. In September 2005, the Company exercised its option to increase the revolving credit facility by $50.0 million for total borrowings of up to $225.0 million. The amended revolving credit facility is secured by first priority pledges of all the equity interests owned by the Company in its domestic subsidiaries and 66% of all equity interests in any future foreign subsidiaries. The amended revolving credit facility is also secured by first priority interests in, and mortgages on, substantially all tangible and intangible assets of the Company and each of its direct and indirect domestic subsidiaries. Availability under the amended revolving credit facility is based on a borrowing base calculated using advance rates applied to eligible accounts receivable and eligible inventory. The revolving credit facility contains both affirmative and negative covenants which, among other things, may require the Company to meet certain financial tests (including a minimum interest coverage ratio and minimum levels of EBITDA, as defined in the credit facility), and places limits upon capital expenditures, disposals of assets, mergers and acquisitions, further indebtedness, transactions with affiliates and other customary restrictions. The occurrence of certain of these events may accelerate required repayment. As of March 31, 2006, the Company was in compliance with all covenants.

The revolver agreement provides for interest based upon a fixed spread above the bank’s prime lending rate, or other rate options which are periodically fixed at a spread over the bank’s LIBOR lending rate. In addition, an unused credit facility fee ranging from 0.375% to 0.5% is charged quarterly on the average daily unused portion of the facility. The unused credit facility fees were approximately $0.1 million for the three months ended March 31, 2006 and 2005, respectively. The effective interest rate at March 31, 2006 was 7.1% and the weighted average interest rate on the amended revolving credit facility for the three months ended March 31, 2006 was 6.7%. As of March 31, 2006, outstanding borrowings on the revolving credit facility were $81.4 million, which left $88.9 million of available borrowing capacity as determined by borrowing base availability. The effective interest rate at December 31, 2005 was 6.6%. As of December 31, 2005, outstanding borrowings on the revolving credit facility were $90.0 million, which left $69.3 million of available borrowing capacity as determined by borrowing base availability.

Deferred financing fees related to the revolving credit facility of $7.3 million are being amortized on a straight-line basis over the life of the facility.

The revolving credit facility also contains a provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the revolving credit agreement of $225.0 million. As of March 31, 2006 and December 31, 2005, the Company had approximately $12.0 million and $10.8 million, respectively, of outstanding letters of credit primarily related to commitments for the purchase of inventory.

Senior Notes

In September 2003, the Company completed a private offering of $175.0 million 11 1/4% senior notes due 2010. The proceeds of the private offering were used to finance the Alpha acquisition, repay existing indebtedness and to pay related fees and expenses. In November 2004, the Company completed a private offering of an additional $50.0 million 11 1/4% senior notes due 2010. The proceeds of the private placement were used to repay borrowings under the revolving credit facility. All senior notes were issued under the same indenture. The senior notes are guaranteed on a senior unsecured basis by all existing and future material domestic subsidiaries, and pay interest semi-annually in arrears on April 15 and October 15 of each year.

The indenture governing the senior notes and the revolving credit facility, among other things, (i) restrict the ability of the Company and its subsidiaries, including the guarantors of the senior notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (ii) prohibit certain restrictions on the ability of certain of the Company’s subsidiaries, including the guarantors of the senior notes, to pay dividends or make certain payments to the Company and (iii) place restrictions on the ability of the Company and its subsidiaries, including the guarantors of the senior notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. The indenture related to the senior notes and the revolving credit facility also contain various covenants which limit the Company’s discretion in the operation of its businesses. As of March 31, 2006, the Company was in compliance with all covenants under the indenture and the credit facility.

Interest Rate Swaps

As a condition of its revolving credit facility that was retired in September 2003, the Company was required to enter into interest rate protection agreements (“swaps”). The Company does not use derivatives for speculative purposes. The Company had an outstanding interest rate swap agreement with a commercial bank that had a notional amount of $10.0 million at March 31, 2006 and December 31, 2005. The interest rate swap agreement matures in October 2008.

The Company is exposed to credit loss in the event of nonperformance by the counter party. The Company does not anticipate nonperformance to be likely. The Company has elected to not apply hedge accounting for this swap agreement. The fair value of this interest rate swap approximated $(0.5) million and $(0.6) million at March 31, 2006 and December 31, 2005, respectively. This decrease in negative value during the three months ended March 31, 2006 has been recognized in earnings. In addition, approximately $5,000 and $19,000, net of tax, of the initial transition adjustment was reclassified to earnings during the three months ended March 31, 2006 and 2005, respectively. The Company expects to reclassify less than $0.1 million, net of tax, during the next 12 months. The swaps are classified on the consolidated balance sheets based on the expected timing of the cash flows related to the swaps. Approximately $0.5 million and $0.6 million were classified as other long-term liabilities at March 31, 2006 and December 31, 2005, respectively.

Redeemable Securities

Certain key executives of the Company hold common shares that may be put to the Company at their then fair market value if the executive is terminated for any reason other than for cause, or if the executive resigns with good reason as defined in the employment agreements. As of December 31, 2005, the recorded fair value of the redeemable securities was net of the related executive note receivable outstanding of approximately $0.5 million. This note receivable was repaid during the three months ended March 31, 2006. See Note 4.

During 2004, Bain Capital sold shares of its common stock to certain executives at their fair market value. These shares may be put to the Company at their fair market value if the executive is terminated for any reason other than for cause, or if the executive resigns with good reason as defined in the employment agreement and are recorded as other long-term liabilities on the consolidated balance sheets at March 31, 2006 and December 31, 2005 in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” An executive who held Company shares left the Company during 2005 and the Company purchased the executive’s shares, which resulted in increases to additional paid-in capital and treasury stock during the three months ended March 31, 2006. See Note 4.

These shares, net of the related note receivable, have been recorded on the consolidated balance sheets at each of the following dates:

	Number of Shares	Common Stock at Par Value	Additional Paid-in Capital	Liquidated Preference
	(dollars in thousands)
March 31, 2006
Class A	—	$—	$—	$—
Class B	113,643	1.1	24	—
Class L, Series 1	—	—	—	—
Class L, Series 2	—	—	—	—
Class L, Series 3	11,023	0.1	198	359.2
Class L, Series 4	10,654	0.1	166	261.1

December 31, 2005
Class A	515,859	$5.2	$95	$—
Class B	205,413	2.1	44	—
Class L, Series 1	36,363	0.4	572	1,149.4
Class L, Series 2	35,156	0.4	553	830.0
Class L, Series 3	19,921	0.2	363	629.7
Class L, Series 4	19,260	0.2	305	454.7

4. Related Party Transactions

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

Under the Advisory Services Agreement, for the first two full fiscal years following the acquisition and related equity investment by Bain Capital, Bain Capital could be paid a management fee for strategic, financial and other advisory services up to an annual maximum of $1.5 million at the discretion of the Company’s board of directors. The Company paid Bain Capital a fee of $1.5 million for fiscal 2005 in December 2005. During the three months ended March 31, 2006, the Company recorded management fee expense of $0.3 million, which is included in accrued expenses.

In March 2006, the Company entered into a separation agreement with its former chief executive officer. The agreement provided for, among other items, payments to the former executive in an aggregate amount of approximately $1.8 million, payable in 39 monthly installments; the purchase by the Company of equity securities owned by the former executive for an aggregate purchase price of approximately $2.0 million; and repayment to the Company by the former executive of approximately $0.5 million in payment of notes receivable issued by the Company in connection with the recapitalization which occurred in fiscal 2000. The monthly payments to the former executive are being made in consideration for a twenty-four month extension of a non-compete period, which resulted in a forty-two month non-compete period. At March 31, 2006, the consolidated balance sheet includes approximately $0.6 million and $1.2 million in accrued expenses and other long-term liabilities related to the future payments.

5. Commitments and Contingencies

Self-Insured Health Plan

The Company maintains a self-insured health plan for some of its employees. The Company has purchased stop loss insurance to supplement the health plan, which will reimburse the Company for individual claims in excess of $0.1 million annually or aggregate claims exceeding approximately $2.5 million. At March 31, 2006 and December 31, 2005, approximately $0.8 million and $0.7 million, respectively, were included in accrued liabilities for self-insured health plan costs.

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

Advisory Agreement

In connection with the acquisition of Alpha, the Company entered into a new Advisory Services Agreement with Bain Capital in September 2003. See Note 4.

6. Segment Information

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company has three operating segments: the Broder division; and with the September 2003 acquisition of Alpha, the Alpha division; and with the August 2004 acquisition of NES, the NES division. Operating segments are defined as components of the business for which separate information is available and is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The following table presents information used by the Company’s chief operating decision makers in deciding how to allocate resources and in assessing performance.

Statement of Operations Information

	Three Months Ended March 31,
	2006				2005
	Broder	Alpha	NES	Consolidated	Broder	Alpha	NES	Consolidated
	(dollars in thousands)
Net sales	$79,416	$105,039	$25,163	$209,618	$73,897	$99,391	$24,451	$197,739
Cost of sales	65,641	84,808	21,169	171,618	61,772	80,512	19,726	162,010

Gross profit	$13,775	$20,231	$3,994	$38,000	$12,125	$18,879	$4,725	$35,729

Balance Sheet Information	Broder	Alpha	NES	Consolidated
	(dollars in thousands)
As of March 31, 2006
Accounts receivable, net	$30,985	$45,411	$13,056	$89,452
Inventory	81,942	114,330	26,299	222,571
Fixed assets, net	9,097	7,571	689	17,357
Goodwill, intangible assets and deferred financing fees	24,499	185,944	7,270	217,713
Accounts payable	40,463	67,106	15,832	123,401

As of December 31, 2005
Accounts receivable, net	$29,481	$42,079	$12,067	$83,627
Inventory	74,487	118,296	23,768	216,551
Fixed assets, net	8,933	7,870	768	17,571
Goodwill, intangible assets and deferred financing fees	25,446	188,097	7,915	221,458
Accounts payable	36,041	52,633	11,513	100,187

7. Restructuring and Asset Impairment Charges

Following the acquisitions of Alpha in September 2003 and NES in August 2004, the Company executed restructuring activities designed to reduce its cost structure by closing distribution centers, disposing of the related fixed assets and reducing its corporate workforce. During the fourth quarter of 2003, the Company’s Broder division recorded approximately $7.0 million in distribution center closure costs related to the closure of its Wadesboro distribution center. The charge included the fair value of the future lease obligations as of the cease-use date, net of expected sub-lease rentals. The future lease obligation is expected to be paid over the remaining lease term, which expires in March 2014. During the year ended December 31, 2004, the Company’s Broder division also recorded approximately $0.8 million in lease termination and other costs for the fair value of future lease obligations related to the closure of its Cleveland, Ohio distribution center. The future lease obligation is expected to be paid over the remaining lease term, which expires in May 2007.

The Company’s NES division recorded approximately $0.8 million in aggregate restructuring charges during fiscal 2004 and fiscal 2005 related to cash severance and related benefit payments for NES corporate staff reductions resulting from the continuing integration of NES into the Company. The remaining severance payments will be paid within the next twelve months due to NES corporate staff termination dates.

During fiscal 2005, the Company initiated a strategy to create multi-division distribution centers, which provides the Company with several key advantages, including reduction of operating expenses, reduction of inventory levels and improvement of inventory availability. During fiscal 2005, the Company recorded approximately $1.0 million in Atlanta distribution center closure costs due to the opening of another distribution center in the Atlanta market. The Atlanta charge consisted of the fair value of the future lease obligations, net of expected sublease rentals, of approximately $0.7 million, and approximately $0.3 million in non-cash fixed asset impairment charges related to the disposal of distribution center fixed assets. The future lease obligation is expected to be paid over the remaining lease term, which expires in December 2009.

During the first quarter of 2006, the Company’s Broder division committed to a plan to consolidate its Houston, TX distribution center into the Alpha division’s Stafford, TX distribution center. As a result, the Company’s Broder division recorded a restructuring and asset impairment charge of $0.8 million, consisting of $0.6 million in distribution center closure costs for the fair value of the future lease obligations and approximately $0.1 million in severance and related benefits, and $0.1 million in non-cash fixed asset impairment charges related to the disposal of distribution center fixed assets. The future lease obligation is expected to be paid over the remaining lease term, which expires in December 2007.

Restructuring activity is summarized as follows:

	Balance at December 31, 2005	Restructuring Charge	Cash Payments	Non-Cash Items Expensed Immediately	Balance at March 31, 2006
	(dollars in thousands)
Distribution center closure costs
Lease termination and other costs	$6,344	$596	$(277)	$—	$6,663
Severance and related benefits	—	128	(128)	—	—
Non-cash asset write-offs	—	107	—	(107)	—
Corporate workforce reduction
NES severance and related benefits	303	—	(62)	—	241

	$6,647	$831	$(467)	$(107)	$6,904

The total of $6.9 million in accrued restructuring is recorded as $1.9 million in current liabilities and $5.0 million in long-term liabilities at March 31, 2006.

8. Condensed and Consolidating Financial Statements

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

BRODER BROS., CO. AND SUBSIDIARY

CONDENSED AND CONSOLIDATING FINANCIAL STATEMENTS

	March 26, 2005
Balance Sheet	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated
	(in thousands)
Cash	$7,675	$8	$—	$7,683
Intercompany receivable	17,253	—	(17,253)	—
All other current assets	326,431	—	—	326,431

Total current assets	351,359	8	(17,253)	334,114
Goodwill and intangibles, net	185,835	31,227	—	217,062
Investment in subsidiary	13,982	—	(13,982)	—
All other non-current assets	40,109	—	—	40,109

Total assets	$591,285	$31,235	$(31,235)	$591,285

Intercompany payable	$—	$17,253	$(17,253)	$—
All other current liabilities	167,262	—	—	167,262

Total current liabilities	167,262	17,253	(17,253)	167,262
Non-current liabilities	353,052	—	—	353,052

Total liabilities	520,314	17,253	(17,253)	520,314
Shareholders’ equity	70,971	13,982	(13,982)	70,971

Total liabilities and shareholders’ equity	$591,285	$31,235	$(31,235)	$591,285

	For the Three Months Ended March 26, 2005
Statement of Operations	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated
Net sales	$197,739	$—	$—	$197,739
Cost of sales	162,010	—	—	162,010

Gross profit	35,729	—	—	35,729
Operating expenses	36,841	—	—	36,841

Loss from operations	(1,112)	—	—	(1,112)
Interest (income) expense	9,321	(1,037)	—	8,284
All other (income) expense	1,519	(1,491)	—	28
Equity in earnings of subsidiary	(2,528)	—	2,528	—

Total other (income) expense	8,312	(2,528)	2,528	8,312

Income (loss) before income taxes	(9,424)	2,528	(2,528)	(9,424)
Income tax (benefit) provision	(3,977)	—	—	(3,977)

Net income (loss)	$(5,447)	$2,528	$(2,528)	$(5,447)

	For the Three Months Ended March 26, 2005
Statement of Cash Flows	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated
Net income (loss)	$(5,447)	$2,528	$(2,528)	$(5,447)
Equity in earnings of subsidiary	(2,528)	—	2,528	—
Other operating cash flows	(7,678)	(2,528)	—	(10,206)

Net cash provided by (used in) operating activities	(15,653)	—	—	(15,653)
Net cash used in investing activities	(1,680)	—	—	(1,680)
Net cash provided by financing activities	22,695	—	—	22,695

Net increase (decrease) in cash	5,362	—	—	5,362
Cash at beginning of year	2,313	8	—	2,321

Cash at end of year	$7,675	$8	$—	$7,683

9. Subsequent Event

During the second quarter of 2006, the Company committed to a plan to reduce the number of call centers it operates from seven to three. As a result, the Company expects to record restructuring charges of approximately $1.0 million, consisting of $0.5 million of cash severance and related benefit payments and $0.5 million in call center closure costs representing the fair value of the future lease obligations. The future lease obligations are expected to be paid over the remaining lease terms, which expire at various dates through March 2015. The Company will record the call center closure costs during the second quarter of fiscal 2006 and the severance and related benefits will be recorded during the second and third quarters of fiscal 2006 during the period from date of notification until the employee termination dates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a leading distributor of imprintable sportswear and accessories in the United States. Imprintable sportswear and accessories is an estimated $8 billion U.S. market in wholesale revenues and includes undecorated or “blank” T-shirts, sweatshirts, polo shirts, fleece, outerwear, caps, bags and other imprintable accessories that are decorated primarily for advertising and promotional purposes. We source product from more than 50 suppliers, including Hanes, Russell, Fruit of the Loom, Anvil and Gildan. Other exclusive or near-exclusive suppliers include retail brands such as Adidas Golf, Columbia Sportswear and Champion. We consider the term “near-exclusive” to represent those arrangements where, although not contractually entitled to exclusivity, we believe we are the only distributor to offer these products in an annual catalog to the imprintable sportswear industry. In addition to our distribution suppliers, we develop and source products from over 16 countries to support our private label brand initiatives, which include the brands Devon & Jones, HYP, Authentic Pigment, Desert Wash, Harvard Square, Chestnut Hill, Great Republic and Harriton. Our products are sold to over 70,000 customers, primarily advertising specialty companies, screen printers, embroiderers and specialty retailers who decorate our blank product with corporate logos, brands and other promotional images. Our decorator customers then sell imprinted sportswear and accessories to a highly diversified range of end-consumers, including Fortune 1000 companies, sporting venues, concert promoters, athletic leagues, educational institutions and travel resorts. We believe our end-consumers are increasingly recognizing imprintable sportswear and accessories as highly differentiated, cost-effective advertising and promotional tools that help them grow their respective businesses and brand images. As a result, imprintable sportswear unit volume has grown significantly over the last ten years, increasing at a compound annual growth rate of approximately 7%.

Acquisitions and Related Cost Savings

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

We believe that the primary benefits from the acquisitions of Alpha and NES include greater scale, broader product offering, extended national presence, regional market share strength and differentiated customer selling support. In addition, in connection with the Alpha and NES acquisitions, we identified cost reduction opportunities in redundant selling, general and administrative functions and overlapping distribution points. The Alpha integration was completed as of the end of fiscal 2004. We realized total annualized savings of $10.8 million for the Alpha integration, consisting of redundant selling, general and administrative positions of $4.5 million and rationalization of distribution facilities of $6.3 million. The NES integration was substantially completed as of September 30, 2005. We realized total annualized savings of $1.2 million for the NES integration, consisting of redundant selling, general and administrative positions of $0.8 million and the rationalization of a distribution facility of $0.4 million.

All cost savings related to the Alpha and NES integrations are gross amounts and do not reflect unrelated increases in operating expenses related to private label initiatives, organic growth, volume and other activities as discussed throughout this document.

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

Results of Operations

The following table sets forth the amounts and the percentages of net sales that items in the consolidated statement of operations constitute for the periods indicated:

	Three Months Ended March 31,
	2006		2005
	(dollars in millions)
Net sales	$209.6	100.0%	$197.7	100.0%
Cost of sales	171.6	81.9	162.0	81.9

Gross profit	38.0	18.1	35.7	18.1
Warehousing, selling and administrative expenses	33.0	15.7	30.8	15.6
Depreciation and amortization	4.6	2.2	5.1	2.6
Restructuring and asset impairment charges	0.8	0.4	0.9	0.5

Loss from operations	(0.4)	(0.2)	(1.1)	(0.6)
Interest expense, net	9.2	4.4	8.3	4.2
Income tax benefit	(4.3)	(2.1)	(4.0)	(2.0)

Net loss	$(5.3)	(2.5)%	$(5.4)	(2.7)%

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

Net Sales. Net sales increased by approximately $11.9 million, or 6.0%, from $197.7 million for the three months ended March 31, 2005 to $209.6 million for the three months ended March 31, 2006. This increase resulted from the net impact of improved average selling prices and product mix (estimated impact of $6.4 million) and a 2.8% increase in unit volume (estimated impact of $5.5 million). The product mix shift was attributable to an increase of approximately 26.1% in private label brand revenues and a 2.3% increase in trade brand revenues. The growth in private label revenues resulted from the continued market acceptance of four new private label brands launched during 2005, as well as expansion of styles within brands. The increase in trade brand revenues was due to an approximate 1.7% increase in units sold and stable average selling prices. While we expect to see continued growth of private label brand revenues during the remainder of 2006 and beyond, such future growth is expected to be less than that of 2005 (approximately 45%) and the first quarter of 2006, due to fewer product introductions and phase out of underperforming private label styles.

Gross Profit. Gross profit increased by $2.3 million, or 6.4%, from $35.7 million for the three months ended March 31, 2005 to $38.0 million for the three months ended March 31, 2006. Gross margin was 18.1% for both periods. The increase in gross profit was attributable to the combined effect of higher unit volumes in trade and private label brand products and the higher mix of private label brand revenues which generally have average gross margins which are 15 to 20 points higher than trade brand products.

Warehousing, Selling and Administrative Expenses (Including Depreciation and Amortization). Warehousing, selling and administrative expenses, including depreciation and amortization, increased $1.7 million from $35.9 million for the three months ended March 31, 2005 to $37.6 million for the three months ended March 31, 2006. The increase was primarily the result of: (i) increased consulting costs of $1.1 million attributable to our ongoing inventory and supply chain improvement initiative; (ii) incremental expenses for expanded space and higher real estate taxes and utilities in certain distribution centers of approximately $1.6 million; and (iii) increased amortization of prepaid catalog costs of $0.4 million due to an anticipated accelerated mailing date for our 2007 catalogs, partially offset by (iv) estimated savings of approximately $0.3 million from the elimination of duplicative head count positions and the closure of a facility during 2005 in connection with the NES integration; (v) less depreciation and amortization expense; and (vi) continued efficiency improvement in variable costs of operating our distribution centers and call centers. We expect to have continued efficiency improvement in variable costs of operating our distribution centers and call centers during the remainder of 2006. In addition, in accordance with the Advisory Services Agreement, we expect to incur $1.5 million in higher management fees during fiscal 2006 relative to fees paid in fiscal 2005.

Restructuring and Asset Impairment Charges. We recorded restructuring charges of $0.8 million and $0.9 million during the three months ended March 31, 2006 and 2005, respectively. During the first quarter of 2006, we consolidated our Broder Houston facility into the existing Alpha Houston facility, which now operates as a dual-branded Alpha-Broder facility, and we recorded a $0.8 million restructuring charge, consisting of $0.6 million in lease termination and other costs, approximately $0.1 million in severance and related benefits and $0.1 million in non-cash fixed asset write-offs. During the three months ended March 31, 2005, we recorded a $0.9 million restructuring charge, consisting of $0.4 million in severance and benefits related to integration of NES and $0.5 million in connection with the closure of one of our duplicative Charlotte, NC distribution facilities. We intend to consolidate two additional regions during 2006, which could result in corresponding restructuring charges. As disclosed in Note 9 to our consolidated financial statements, we initiated a plan to consolidate the number of our call centers from seven to three and expect to record approximately $1.0 million in restructuring charges in connection with this initiative.

Loss from Operations. As a result of the factors described above, loss from operations decreased by approximately $0.7 million, from a loss of $(1.1) million for the three months ended March 31, 2005 to a loss of $(0.4) million for the three months ended March 31, 2006.

Interest Expense. Interest expense, net increased by $0.9 million from $8.3 million for the three months ended March 31, 2005 to $9.2 million for the three months ended March 31, 2006. The net increase was due to higher average outstanding balances on variable rate debt and an increase of approximately 140 basis points in the average interest rate on our revolving debt (combined impact of approximately $0.5 million) and a $0.4 million net negative effect of changes in the fair value of interest rate swaps ($0.2 million and $0.6 million net positive effect of a favorable change for the three months ended March 31, 2006 and 2005, respectively). We expect debt levels to improve moderately throughout fiscal 2006 relative to fiscal 2005, which will have a favorable impact on resulting interest expense. The favorable impact could be offset by higher interest rates on variable rate debt.

Income Taxes. The income tax benefit was approximately $4.3 million and $4.0 million for the three months ended March 31, 2006 and 2005, respectively. The difference between the U.S. federal statutory rate and the effective benefit rate relates primarily to the state and local taxes and meals and entertainment.

Net Loss. As a result of the factors described above, net loss decreased by $0.1 million, from a net loss of $(5.4) million for the three months ended March 31, 2005 to a net loss of $(5.3) million for the three months ended March 31, 2006.

Liquidity and Capital Resources

Cash Flows

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

Net cash provided by operating activities was $5.3 million for the three months ended March 31, 2006 compared to cash used in operating activities of $15.7 million for the three months ended March 31, 2005. The increase in cash flows from operating activities was due principally to fewer inventory purchases during the three months ended March 31, 2006 relative to the three months ended March 31, 2005, offset by smaller increases in accounts payable balances for the current quarter compared to the same quarter of the prior year.

Net cash used in investing activities was $1.6 million and $1.7 million for the three months ended March 31, 2006 and 2005, respectively, and represented capital expenditures.

Net cash used in financing activities was approximately $4.0 million for the three months ended March 31, 2006 compared to net cash provided by financing activities of $22.7 million for the three months ended March 31, 2005. The change in financing cash flows is primarily attributable to the incrementally higher net repayments on our revolving credit facility during the first quarter of 2006 compared to net borrowings in the first quarter of 2005. Borrowings against the revolving credit facility support our inventory purchases, which were lower in the first quarter of 2006 compared to the first quarter of 2005. Offsetting this was the increase in our book overdraft position in the first quarter of 2006 compared to a decrease in the same quarter of the prior year.

Liquidity Position

We entered into a revolving credit agreement on September 22, 2003, which provided for aggregate borrowings of up to $175.0 million, including provision for up to $25.0 million of letters of credit. In September 2005, we exercised our option to increase the revolving credit facility by $50.0 million for aggregate borrowings up to $225.0 million. As of March 31, 2006, outstanding borrowings on the revolving credit facility were $81.4 million, and outstanding letters of credit were $12.0 million, which left $88.9 million of available borrowing capacity as determined by borrowing base availability. We have never utilized the incremental $50.0 million of revolver capacity and presently have no plans to utilize this capacity.

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

The indenture governing the senior notes and the revolving credit facility, among other things, (i) restrict the ability of us and our subsidiaries, including the guarantors of the senior notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (ii) prohibit certain restrictions on the ability of certain of our subsidiaries, including the guarantors of the senior notes, to pay dividends or make certain payments to us and (iii) place restrictions on the ability of us and our subsidiaries, including the guarantors of the senior notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to the senior notes and the revolving credit facility also contain various covenants which limit our discretion in the operation of our businesses. As of March 31, 2006, we were in compliance with all covenants under the indenture and the credit facility.

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

The increase in outstanding borrowings under the revolving credit facility during fiscal 2005 was primarily attributable to increased inventory levels associated with the 2005 introduction of four new private label brands and additional style introductions within existing brands. While we expect to experience continued growth of private label brand revenues in 2006 and beyond, we do not expect to experience continued increases in inventory levels during fiscal 2006 due to fewer product introductions and phase out of underperforming private label styles. Furthermore, we expect our ongoing inventory and supply chain improvement initiatives to lead to lower inventory levels as we progress through fiscal 2006 due to fewer product introductions and phase out of underperforming private label styles. We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations during the seasonal low period, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures and other needs of the business for at least the next twelve months. However, no assurance can be given that this will be the case, and we may require additional debt or equity financing to meet our working capital requirements.

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

Off Balance Sheet Arrangements

Our revolving credit facility contains provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the revolving credit agreement of $225.0 million. As of March 31, 2006, we had approximately $12.0 million of outstanding letters of credit related to commitments for the purchase of inventory.

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

Contractual Cash Obligations

The following table presents the aggregate amount of future cash outflows under our contractual cash obligations and commercial commitments as of March 31, 2006:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(dollars in millions)
Revolving credit facility	$81.4	$—	$81.4	$—	$—
Senior notes(1)	225.0	—	—	225.0	—
Operating lease obligations	76.1	12.9	22.3	16.9	24.0
Capital lease obligations	2.6	1.2	1.3	0.1	—
Supply agreements(2)	16.2	8.1	8.1	—	—
Expected interest payments(3)	117.1	26.1	51.9	39.1	—

Total contractual cash obligations	$518.4	$48.3	$165.0	$281.1	$24.0

(1)	Amounts shown do not include $1.2 million of unamortized premium that will be amortized over the term of the senior notes.
(2)	We are party to two separate supply agreements. In one supply agreement we are committed to purchase a minimum of $4.0 million of product per year in 2006 and another $2.5 million per year in 2007 and 2008. Any shortfall in committed purchases for a given year may be carried forward or backward one year, subject to certain limits. If after carry forward or backward, actual purchases still fall short of committed levels, a penalty of 7.5% of the shortfall will be incurred. In the other supply agreement we have committed to purchase a total of $15.0 million at a minimum of $5.0 million of product per year through 2007. We do not believe these purchase commitments exceed our future consumption requirements.
(3)	Represents expected interest payments for the life of the senior notes.

Litigation

We are party to various lawsuits arising out of the normal conduct of our business, none of which, individually or in the aggregate, are expected to have a material adverse effect on our results of operations or financial position.

Inflation

Prices of imprintable sportswear and accessories have experienced deflation as suppliers have moved manufacturing to lower cost offshore locations. Price deflation has not historically had a material effect on operating results during the periods presented, since falling input costs for individual products have generally been passed on to customers on a constant gross profit per unit basis. However, we cannot assure that this trend will continue in the future.

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

We have historically realized, and expect to continue to realize, slightly higher gross profit in the second half of the fiscal year. On a combined basis for Broder, Alpha and NES for 2005, approximately 52% of the Company’s net sales and gross profit occurred in the second half of the year. This seasonality is primarily a result of the sale of higher priced products during the second half of the year, such as fleece and jackets.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our consolidated financial statements included elsewhere in this report and in Note 1 to our consolidated financial statements included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2006. While all significant accounting policies are important to our consolidated financial statements, some of these policies may be viewed as being critical. Such policies are those that are both most important to the portrayal of our financial condition and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe our most critical accounting policies are as follows:

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

Inventory. We maintain an allowance for potential losses on the disposal of our discontinued and slow moving inventory. Estimates for the allowance are based on past and estimated future sales of the product, historical realization of similar discontinued product, and potential return of slow moving and discontinued product back to the mill. Cost of sales includes (i) the cost of product, (ii) inbound and outbound freight costs, (iii) the costs of purchasing, receiving, inspecting and handling, and (iv) adjustments for various incentive programs offered to us by our vendors.

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

Goodwill and Intangible Assets. We perform a goodwill impairment evaluation as of each fiscal year end using discounted expected future cash flows. We perform impairment evaluations for goodwill and indefinite-lived intangible assets at least annually in the fourth quarter, or upon a triggering event, using discounted expected future cash flows. In addition, we have recorded other indefinite-lived intangible assets (the tradenames “Alpha” and “Alpha Shirt Company”) as well as certain finite-lived intangible assets (primarily the tradenames “NES Clothing” and “Harvard Square”) and customer relationship intangibles. These finite-lived intangible assets are being amortized on a straight-line basis over their average useful lives ranging from 2 to 8 years.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – An amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 shall be applied prospectively and became effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted SFAS No. 151 effective January 1, 2006 and the adoption had no material impact on our financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 shall be applied prospectively, effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We have not entered into nonmonetary exchanges; accordingly, our adoption of SFAS No. 153 effective January 1, 2006 did not have an effect on our financial condition, results of operations or cash flows.

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

Sarbanes-Oxley Section 404 Compliance

We incur certain costs associated with being an SEC registrant because we registered debt securities in April 2004. We are currently a non-accelerated filer because we do not have common equity securities registered with the SEC. For the year ending December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to deliver a report that assesses the effectiveness of our internal controls over financial reporting and our auditors will be required to deliver an attestation report on management’s assessment of, and operating effectiveness of, internal controls over financial reporting. We have a substantial effort ahead of us to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their functionality. We are currently evaluating the timing of documenting and/or implementing the additional processes and procedures necessary for Sarbanes-Oxley Section 404 compliance.

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

As used in this Form 10-Q, unless the context indicates otherwise: (i) the “Company” refers collectively to Broder Bros., Co. and its consolidated subsidiary; (ii) “Alpha” refers to the Company’s Alpha Shirt Company division for periods after its acquisition by the Company; (iii) “Broder division” refers to the Company’s Broder division; and (iv) “NES” refers to the Company’s NES Clothing Company division for periods after its acquisition by the Company. See Note 6 to our consolidated financial statements for segment information.

The forward-looking statements in this document are based on our expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this document. Risk factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in forward-looking statements include, but are not limited to, the following:

•	the competitiveness of our industry, including competition based on price, product quality, breadth of product selection, quality of service and delivery times;

•	general economic conditions;

•	disruptions in our distribution centers;

•	ability to execute on our acquisition strategy and the related integration of acquired companies, including the realization of anticipated operating synergies and cost savings;

•	dependence of a significant portion of our products from a limited group of suppliers;

•	ability to predict customer demand for our private label products to succeed and the ability to manage the additional complexity in our operations, including increases to our working capital investment and increased level of inventory risk;

•	significant reliance on one shipper to distribute our products to our customers; and

•	our substantial level of indebtedness.

These and other applicable risks are described under the caption “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC. We assume no obligation to publicly update or revise any forward-looking statement made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2006, we had $81.4 million of debt outstanding under our revolving credit facility. Our revolving credit facility is subject to variable interest rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the March 31, 2006 level of borrowings, and further considering the interest rate protection agreements currently in place (see following paragraph), we estimate that a one percentage point increase in interest on our variable rate debt agreements would have increased interest expense for the three months ended March 31, 2006 by approximately $0.2 million.

We have entered into interest rate protection agreements whereby we have contracted to pay a fixed interest rate in exchange for receipt of a variable rate. The $10.0 million notional principal amount under an interest rate protection agreement terminates in October 2008. We have elected not to apply hedge accounting for the currently outstanding interest rate protection agreement. Accordingly, we record our interest rate swaps at fair value on the balance sheet and record gains and losses on this contract as well as the periodic settlements of this contract through our statement of operations. We recorded other income of approximately $0.2 million and $0.6 million during the three months ended March 31, 2006 and 2005, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the first quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent months or from those anticipated. See the discussion in Item 1A. Risk Factors in our 2005 Annual Report. There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Severance and First Amendment to Amended and Restated Employment Agreement, dated as of March 10, 2006, by and between Vincent Tyra and Broder Bros., Co. Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on March 16, 2006.

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2006	BRODER BROS., CO.

	By:	/S/ THOMAS MYERS
Thomas Myers Interim Chief Executive Officer and Director (Principal Executive Officer)

May 15, 2006

	By:	/S/ DAVID J. HOLLISTER
David J. Hollister Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)