Form 10-Q
period 2006-07-01
BRODER BROS CO
filed 2006-08-15
CIK 1266700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each co-registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of August 7, 2006, there were 963,637 shares of Class L, Series 1 common stock outstanding; 931,635 shares of Class L, Series 2 common stock outstanding; 2,788,395 shares of Class L, Series 3 common stock outstanding; 2,695,794 shares of Class L, Series 4 common stock outstanding; 9,695,252 shares of Class A common stock outstanding; and 28,751,438 shares of Class B common stock outstanding.

BRODER BROS., CO. AND SUBSIDIARY

Quarterly Report for the Period Ended July 1, 2006

Explanatory Note:

Broder Bros., Co. (the “Company”) is the issuer of $225.0 million aggregate principal amount of 11 1/4% Senior Notes due October 15, 2010. A total of $175.0 million aggregate principal amount of the Senior Notes (the “Initial Notes”) were the subject of an exchange offer that was registered with the Securities and Exchange Commission (“SEC”) (File No. 333-110029). A total of $50.0 million aggregate principal amount of the Senior Notes (the “Additional Notes”) were the subject of an exchange offer that was registered with the SEC (File No. 333-123991). The Additional Notes are additional debt securities issued under an indenture dated September 22, 2003, under which the Company previously issued the Initial Notes.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BRODER BROS., CO. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	July 1, 2006	December 31, 2005
	(unaudited)
	(dollars in thousands, except per share amounts)
ASSETS
Current assets
Cash	$3,407	$3,305
Accounts receivable, net of allowance for doubtful accounts of $6,167 at July 1, 2006 and $5,352 at December 31, 2005	99,164	83,627
Finished goods inventory	234,835	216,551
Prepaid and other current assets	6,768	11,348
Deferred income taxes	10,943	8,815

Total current assets	355,117	323,646
Fixed assets, net	17,532	17,571
Goodwill	136,980	136,980
Other intangibles	64,874	70,546
Deferred financing fees, net	12,136	13,932
Deferred income taxes	2,667	2,563
Other assets	2,824	1,224

Total assets	$592,130	$566,462

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligations	$1,226	$1,203
Accounts payable	157,844	100,187
Accrued expenses	18,280	20,011
Accrued interest	7,089	7,138

Total current liabilities	184,439	128,539
Long-term debt and capital lease obligations, net of current portion	295,365	317,945
Deferred income taxes	35,782	37,578
Other long-term liabilities	8,736	7,602
Redeemable securities, net of employee note receivable at December 31, 2005 (see Note 4)	365	1,485

Total liabilities	524,687	493,149
Commitments and contingencies

Shareholders’ equity
Class L, Series 1 common stock; par value $0.01 per share; 2,000,000 shares authorized; 963,637 shares issued and outstanding (aggregate liquidation preference of $32,407 and $30,461 as of July 1, 2006 and December 31, 2005, respectively)	10	10
Class L, Series 2 common stock; par value $0.01 per share; 2,000,000 shares authorized; 931,635 shares issued and outstanding (aggregate liquidation preference of $23,682 and $21,996 as of July 1, 2006 and December 31, 2005, respectively)	10	10
Class L, Series 3 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,778,057 shares issued and outstanding (aggregate liquidation preference of $93,426 and $87,814 as of July 1, 2006 and December 31, 2005, respectively)	28	28
Class L, Series 4 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,685,802 shares issued and outstanding (aggregate liquidation preference of $68,273 and $63,412 as of July 1, 2006 and December 31, 2005, respectively)	27	27
Class A, common stock; par value $0.01 per share; 15,000,000 shares authorized; 9,695,252 shares issued and outstanding	102	96
Class B, common stock; par value $0.01 per share; 35,000,000 shares authorized; 28,644,854 shares issued and outstanding	287	286
Warrants—Class L, Series 3	1,477	1,472
Additional paid-in capital	122,479	120,807
Accumulated other comprehensive income	(25)	(34)
Accumulated deficit	(53,943)	(48,417)
Treasury stock; 615,859 and 100,000 shares of Class A common stock; 274,249 and 175,422 shares of Class B common stock; 36,363 and 0 shares of Class L, Series 1 common stock; 35,156 and 0 shares of Class L, Series 2 common stock; 26,599 and 17,014 shares of Class L, Series 3 common stock; 25,713 and 16,447 shares of Class L, Series 4 common stock; 5,930 and 1,890 Class L, Series 1 warrants; and 1,065 and 0 Class L, Series 3 warrants, at cost, at July 1, 2006 and December 31, 2005, respectively	(3,009)	(972)

Total shareholders’ equity	67,443	73,313

Total liabilities and shareholders’ equity	$592,130	$566,462

The accompanying notes are an integral part of the consolidated financial statements.

BRODER BROS., CO. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended July 1, 2006 and June 25, 2005

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
	(unaudited) (dollars to thousands)
Net sales	$259,541	$262,059	$469,159	$459,798
Cost of sales	212,520	212,887	384,138	374,897

Gross profit	47,021	49,172	85,021	84,901
Warehousing, selling and administrative	36,773	36,836	74,384	72,734
Restructuring and asset impairment charges	940	95	1,771	1,038

Total operating expenses	37,713	36,931	76,155	73,772

Income from operations	9,308	12,241	8,866	11,129
Other (income) expense
Interest	9,347	8,957	18,678	17,809
Change in fair value of interest rate swaps	(120)	(19)	(270)	(587)
Amortization of SFAS 133 transition adjustment	6	29	13	57

Total other expense	9,233	8,967	18,421	17,279

Income (loss) before income taxes	75	3,274	(9,555)	(6,150)
Income tax provision (benefit)	284	1,321	(4,029)	(2,656)

Net income (loss)	$(209)	$1,953	$(5,526)	$(3,494)

The accompanying notes are an integral part of the consolidated financial statements.

BRODER BROS., CO. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended July 1, 2006 and June 25, 2005

	Six Months Ended
	July 1, 2006	June 25, 2005
	(unaudited)
	(dollars in thousands)
Cash flows from operating activities
Net loss	$(5,526)	$(3,494)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	3,538	3,161
Amortization	7,318	8,247
Provision for losses on accounts receivable	901	1,440
Deferred income taxes	(4,028)	(2,369)
Loss on disposal of fixed assets	129	—
Change in fair value of interest rate swaps	(270)	(587)
Asset impairment charges	107	52
Changes in operating accounts
Accounts receivable	(16,438)	(16,931)
Finished goods inventory	(18,284)	(53,492)
Prepaid and other current assets	2,980	(2,226)
Accounts payable	45,122	36,015
Accrued liabilities and other	(242)	(2,564)

Net cash provided by (used in) operating activities	15,307	(32,748)

Cash flows from investing activities
Acquisition of fixed assets	(3,541)	(3,118)

Net cash used in investing activities	(3,541)	(3,118)

Cash flows from financing activities
Borrowings on revolving credit agreement	202,400	239,500
Repayments on revolving credit agreement	(224,400)	(176,600)
Payments of principal on capital lease obligations	(625)	(420)
Payment for treasury stock repurchase	(2,037)	—
Proceeds from payment of employee note receivable	463	—
Change in book overdraft	12,535	(21,480)

Net cash provided by (used in) financing activities	(11,664)	41,000

Net increase in cash	102	5,134
Cash at beginning of period	3,305	2,321

Cash at end of period	$3,407	$7,455

Supplemental disclosure of cash flow information
Assets acquired as a result of capital lease obligations	$193	$2,825

The accompanying notes are an integral part of the consolidated financial statements.

BRODER BROS., CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of the Company

Broder Bros., Co. together with its consolidated subsidiary (the “Company”) is a national wholesale distributor of imprintable sportswear and related products which include undecorated or “blank” T-shirts, sweatshirts, polo shirts, fleece, caps, bags and other imprintable accessories that are decorated primarily for advertising and promotional purposes. Products are sold to screen printers, embroiderers and advertising specialty companies through sixteen distribution centers strategically located throughout the United States. These customers decorate the Company’s products with corporate logos, brands and other promotional images, then sell the imprinted sportswear and accessories to a highly diversified range of end consumers, including Fortune 1000 companies, sporting venues, concert promoters, athletic leagues, educational institutions and travel resorts.

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

The Company operates on a 52/53-week year basis with the year ending on the last Saturday of December. The three and six months ended July 1, 2006 and June 25, 2005 each consisted of thirteen and twenty six weeks, respectively. Fiscal periods are identified according to the calendar period that they most accurately represent. For example, the quarterly period ended July 1, 2006 is referred to herein as “the three months ended June 30, 2006” and the balance sheet date of July 1, 2006 is referred to herein as “June 30, 2006.”

Basis of Presentation of Unaudited Interim Financial Information

The unaudited consolidated financial information herein has been prepared in accordance with generally accepted accounting principles and is in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments that are considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005 of the Company, which are included in the Form 10-K filed with the SEC on March 31, 2006.

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

The Company maintains an allowance for potential losses on the disposal of its discontinued and slow-moving inventory. The allowance for excess and discontinued inventory balances at June 30, 2006 and December 31, 2005 were approximately $7.0 million and $5.5 million, respectively. The increase in inventory reserves was primarily attributable to $1.6 million in charges recorded during the six months ended June 30, 2006 due to the Company’s decision to phase out certain underperforming private label brand styles when the fiscal 2007 catalogs are launched in October 2006.

Stock options

Effective December 26, 2004, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, and its related implementation guidance. With the adoption of SFAS No. 123R, the Company is required to record compensation expense on stock options granted to employees. In accordance with SFAS No. 123R, the Company has applied the prospective transition method, whereby it will continue to account for any portion of awards outstanding at the date of transition using the accounting principles originally applied to those awards. Accordingly, upon adoption of SFAS No. 123R, there was no effect on income from continuing operations, income before income taxes, net income, cash flow from operations, or cash flow from financing activities. During the period from adoption through June 30, 2006, there were no modifications, repurchases or cancellations of existing awards.

In January 2006, options to purchase 150,903 shares of Class B common stock, 16,261 shares of Class L, Series 3 common stock and 14,150 shares of Class L, Series 4 common stock were issued, which resulted in the recognition of approximately $25,000 in stock-compensation expense. No compensation expense was recorded in the first or second quarters of 2005 for share-based payments.

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

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 requires that the impact of a tax position be recognized in the financial statements if it is more likely than not that the tax position will be sustained on tax audit, based on the technical merits of the position. FIN No. 48 also provides guidance on derecognition of tax positions that do not meet the “more likely than not” standard, classification of tax assets and liabilities, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company will evaluate over the remainder of 2006 the impact of FIN No. 48 on its financial position, results of operations and cash flows.

2. Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(dollars in thousands)
Net income (loss)	$(209)	$1,953	$(5,526)	$(3,494)
Amortization of SFAS 133 transition adjustment, net of taxes (a)	4	19	9	38

Comprehensive income (loss)	$(205)	$1,972	$(5,517)	$(3,456)

(a)	Net of taxes of $2 and $10, respectively, for the three months ended June 30, 2006 and 2005 and net of taxes of $4 and $19, respectively, for the six months ended June 30, 2006 and 2005.

3. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following:

	June 30, 2006	December 31, 2005
	(dollars in thousands)
Revolving credit facility	$68,000	$90,000
Senior notes	225,000	225,000
Unamortized debt premium	1,094	1,219
Capital lease obligations	2,497	2,929

	296,591	319,148
Less: current portion	1,226	1,203

Total long-term debt and capital lease obligations, excluding current portion	$295,365	$317,945

Principal payments on the revolving credit facility, senior notes and capital lease obligations for the next five years ending June 30 are as follows:

(dollars in thousands)
2007	$1,226
2008	943
2009	68,166
2010	128
2011	225,034
Thereafter	—

Revolving Credit Facility

In connection with the Alpha acquisition in 2003, the Company retired its existing revolving credit facility and entered into an amended revolving credit facility. The amended revolving credit facility is available until September 2008 and provides for aggregate borrowings of up to $175.0 million, subject to borrowing base limitations. In September 2005, the Company exercised its option to increase the revolving credit facility by $50.0 million for total borrowings of up to $225.0 million. The amended revolving credit facility is secured by first priority pledges of all the equity interests owned by the Company in its domestic subsidiaries and 66% of all equity interests in any future foreign subsidiaries. The amended revolving credit facility is also secured by first priority interests in, and mortgages on, substantially all tangible and intangible assets of the Company and each of its direct and indirect domestic subsidiaries. Availability under the amended revolving credit facility is based on a borrowing base calculated using advance rates applied to eligible accounts receivable and eligible inventory. The revolving credit facility contains both affirmative and negative covenants which, among other things, may require the Company to meet certain financial tests (including a minimum interest coverage ratio and minimum levels of EBITDA, as defined in the credit facility), and places limits upon capital expenditures, disposals of assets, mergers and acquisitions, further indebtedness, transactions with affiliates and other customary restrictions. The occurrence of certain of these events may accelerate required repayment. As of June 30, 2006, the Company was in compliance with all covenants.

The revolver agreement provides for interest based upon a fixed spread above the bank’s prime lending rate, or other rate options which are periodically fixed at a spread over the bank’s LIBOR lending rate. In addition, an unused credit facility fee ranging from 0.375% to 0.5% is charged quarterly on the average daily unused portion of the facility. The unused credit facility fees were approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2006, respectively. The effective interest rate at June 30, 2006 was 7.5% and the weighted average interest rate on the amended revolving credit facility for the six months ended June 30, 2006 was 7.2%. As of June 30, 2006, outstanding borrowings on the revolving credit facility were $68.0 million, which left $116.0 million of available borrowing capacity as determined by borrowing base availability. The effective interest rate at December 31, 2005 was 6.6%. As of December 31, 2005, outstanding borrowings on the revolving credit facility were $90.0 million, which left $69.3 million of available borrowing capacity as determined by borrowing base availability.

Deferred financing fees related to the revolving credit facility of $7.3 million are being amortized on a straight-line basis over the life of the facility.

The revolving credit facility also contains a provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the revolving credit agreement of $225.0 million. As of June 30, 2006 and December 31, 2005, the Company had approximately $14.6 million and $10.8 million, respectively, of outstanding letters of credit primarily related to commitments for the purchase of inventory.

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

The indenture governing the senior notes and the revolving credit facility, among other things, (i) restrict the ability of the Company and its subsidiaries, including the guarantors of the senior notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (ii) prohibit certain restrictions on the ability of certain of the Company’s subsidiaries, including the guarantors of the senior notes, to pay dividends or make certain payments to the Company and (iii) place restrictions on the ability of the Company and its subsidiaries, including the guarantors of the senior notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. The indenture related to the senior notes and the revolving credit facility also contain various covenants which limit the Company’s discretion in the operation of its businesses. As of June 30, 2006, the Company was in compliance with all covenants under the indenture and the credit facility.

Interest Rate Swaps

As a condition of its revolving credit facility that was retired in September 2003, the Company was required to enter into interest rate protection agreements (“swaps”). The Company does not use derivatives for speculative purposes. The Company had an outstanding interest rate swap agreement with a commercial bank that had a notional amount of $10.0 million at June 30, 2006 and December 31, 2005. The interest rate swap agreement matures in October 2008.

The Company is exposed to credit loss in the event of nonperformance by the counter party. The Company does not anticipate nonperformance to be likely. The Company has elected to not apply hedge accounting for this swap agreement. The fair value of this interest rate swap approximated $(0.3) million and $(0.6) million at June 30, 2006 and December 31, 2005, respectively. This decrease in negative value during the six months ended June 30, 2006 has been recognized in earnings. In addition, approximately $9,000 and $38,000, net of tax, of the initial transition adjustment was reclassified to earnings during the six months ended June 30, 2006 and 2005, respectively. The Company expects to reclassify less than $0.1 million, net of tax, during the next 12 months. The swaps are classified on the consolidated balance sheets based on the expected timing of the cash flows related to the swaps. Approximately $0.3 million and $0.6 million were classified as other long-term liabilities at June 30, 2006 and December 31, 2005, respectively.

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

During 2004, Bain Capital sold shares of its common stock to certain executives at their fair market value. These shares may be put to the Company at their fair market value if the executive is terminated for any reason other than for cause, or if the executive resigns with good reason as defined in the employment agreement and are recorded as other long-term liabilities on the consolidated balance sheets at June 30, 2006 and December 31, 2005 in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” An executive who held Company shares left the Company during 2005 and the Company purchased the executive’s shares, which resulted in increases to additional paid-in capital and treasury stock during the three months ended March 31, 2006. See Note 4.

These shares, net of the related note receivable, have been recorded on the consolidated balance sheets at each of the following dates:

	Number of Shares	Common Stock at Par Value	Additional Paid-in Capital	Liquidated Preference
	(dollars in thousands)
June 30, 2006
Class A	—	$—	$—	$—
Class B	106,584	1.1	23	—
Class L, Series 3	10,338	0.1	185	347.7
Class L, Series 4	9,992	0.1	156	254.0

December 31, 2005
Class A	515,859	$5.2	$95	$—
Class B	205,413	2.1	44	—
Class L, Series 1	36,363	0.4	572	1,149.4
Class L, Series 2	35,156	0.4	553	830.0
Class L, Series 3	19,921	0.2	363	629.7
Class L, Series 4	19,260	0.2	305	454.7

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

Under the Advisory Services Agreement, for the first two full fiscal years following the acquisition and related equity investment by Bain Capital, Bain Capital could be paid a management fee for strategic, financial and other advisory services up to an annual maximum of $1.5 million at the discretion of the Company’s board of directors. The Company paid Bain

Capital a fee of $1.5 million for fiscal 2005 in December 2005. During the three and six months ended June 30, 2006, the Company recorded management fee expense of $0.9 million and $1.2 million, respectively, which is included in accrued expenses.

In March 2006, the Company entered into a separation agreement with its former chief executive officer. The agreement provided for, among other items, payments to the former executive in an aggregate amount of approximately $1.8 million, payable in 39 monthly installments; the purchase by the Company of equity securities owned by the former executive for an aggregate purchase price of approximately $2.0 million; and repayment to the Company by the former executive of approximately $0.5 million in payment of notes receivable issued by the Company in connection with the recapitalization which occurred in fiscal 2000. The monthly payments to the former executive are being made in consideration for a twenty-four month extension of a non-compete period, which resulted in a forty-two month non-compete period. At June 30, 2006, the consolidated balance sheet includes approximately $0.6 million in accrued expenses and $1.0 million in other long-term liabilities related to the future payments.

5. Commitments and Contingencies

Self-Insured Health Plan

The Company maintains a self-insured health plan for some of its employees. The Company has purchased stop loss insurance to supplement the health plan, which will reimburse the Company for individual claims in excess of $0.1 million annually or aggregate claims exceeding approximately $2.5 million. At June 30, 2006 and December 31, 2005, approximately $0.8 million and $0.7 million, respectively, were included in accrued liabilities for self-insured health plan costs.

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

Statement of Operations Information

	Three Months Ended June 30,
	2006				2005
	Broder	Alpha	NES	Consolidated	Broder	Alpha	NES	Consolidated
	(dollars in thousands)
Net sales	$98,685	$125,700	$35,156	$259,541	$99,160	$125,973	$36,926	$262,059
Cost of sales	81,777	101,710	29,033	212,520	82,821	99,858	30,208	212,887

Gross profit	$16,908	$23,990	$6,123	$47,021	$16,339	$26,115	$6,718	$49,172

	Six Months Ended June 30,
	2006				2005
	Broder	Alpha	NES	Consolidated	Broder	Alpha	NES	Consolidated
Net sales	$178,101	$230,739	$60,319	$469,159	$173,057	$225,364	$61,377	$459,798
Cost of sales	147,418	186,518	50,202	384,138	144,593	180,370	49,934	374,897

Gross profit	$30,683	$44,221	$10,117	$85,021	$28,464	$44,994	$11,443	$84,901

Balance Sheet Information

	Broder	Alpha	NES	Consolidated
	(dollars in thousands)
As of June 30, 2006
Accounts receivable, net	$34,604	$48,876	$15,684	$99,164
Finished goods inventory	92,853	113,363	28,619	234,835
Fixed assets, net	9,375	7,367	790	17,532
Goodwill, intangible assets and deferred financing fees	23,384	183,790	6,816	213,990
Accounts payable	52,613	83,949	21,282	157,844

As of December 31, 2005
Accounts receivable, net	$29,481	$42,079	$12,067	$83,627
Finished goods inventory	74,487	118,296	23,768	216,551
Fixed assets, net	8,933	7,870	768	17,571
Goodwill, intangible assets and deferred financing fees	25,446	188,097	7,915	221,458
Accounts payable	36,041	52,633	11,513	100,187

7. Restructuring and Asset Impairment Charges

Following the acquisitions of Alpha in September 2003 and NES in August 2004, the Company executed restructuring activities designed to reduce its cost structure by closing distribution centers, disposing of the related fixed assets and reducing its corporate workforce. During the fourth quarter of 2003, the Company’s Broder division recorded approximately $7.0 million in distribution center closure costs related to the closure of its Wadesboro, NC distribution center. The charge included the fair value of the future lease obligations as of the cease-use date, net of expected sub-lease rentals. The future lease obligation is expected to be paid over the remaining lease term, which expires in March 2014. During the year ended December 31, 2004, the Company’s Broder division also recorded approximately $0.8 million in lease termination and other costs for the fair value of future lease obligations related to the closure of its Cleveland, OH distribution center. The future lease obligation is expected to be paid over the remaining lease term, which expires in May 2007.

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

During the first quarter of 2006, the Company’s Broder division committed to a plan to consolidate its Houston, TX distribution center into the Alpha division’s Stafford, TX distribution center. As a result, during the first quarter of 2006, the Company’s Broder division recorded a restructuring and asset impairment charge of approximately $0.7 million, consisting of $0.6 million in distribution center closure costs for the fair value of the future lease obligations and $0.1 million in non-cash fixed asset impairment charges related to the disposal of distribution center fixed assets. The future lease obligation is expected to be paid over the remaining lease term, which expires in December 2007.

During the second quarter of 2006, the Company committed to a plan to reduce the number of call centers it operates from seven to three. As a result, during the second quarter of 2006, the Company recorded restructuring charges of $1.0 million, consisting of approximately $0.5 million of cash severance and related benefit payments and $0.5 million in call center closure costs representing the fair value of the future lease obligations. The future lease obligations are expected to be paid over the remaining lease terms, which expire at various dates through March 2015.

Restructuring activity is summarized as follows:

	Balance at December 31, 2005	Restructuring Charge	Cash Payments	Non-Cash Items Expensed Immediately	Balance at June 30, 2006
	(dollars in thousands)
Distribution center closure costs
Lease termination and other costs	$6,344	$596	$(613)	$—	$6,327
Severance and related benefits	—	128	(128)	—	—
Non-cash asset write-offs	—	107	—	(107)	—
Corporate workforce reduction
NES severance and related benefits	303	—	(125)	—	178
Call center closure costs
Lease termination and other costs	—	517	(3)	—	514
Severance and related benefits	—	423	(101)	—	322

	$6,647	$1,771	$(970)	$(107)	$7,341

The total of $7.3 million in accrued restructuring is recorded as $2.2 million in current liabilities and $5.1 million in long-term liabilities at June 30, 2006.

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

BRODER BROS., CO. AND SUBSIDIARY

CONDENSED AND CONSOLIDATING FINANCIAL STATEMENTS

	March 26, 2005
Balance Sheet	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated
	(in thousands)
Cash	$7,675	$8	$—	$7,683
Intercompany receivable	17,253	—	(17,253)	—
All other current assets	326,431	—	—	326,431

Total current assets	351,359	8	(17,253)	334,114
Goodwill and intangibles, net	185,835	31,227	—	217,062
Investment in subsidiary	13,982	—	(13,982)	—
All other non-current assets	40,109	—	—	40,109

Total assets	$591,285	$31,235	$(31,235)	$591,285

Intercompany payable	$—	$17,253	$(17,253)	$—
All other current liabilities	167,262	—	—	167,262

Total current liabilities	167,262	17,253	(17,253)	167,262
Non-current liabilities	353,052	—	—	353,052

Total liabilities	520,314	17,253	(17,253)	520,314
Shareholders’ equity	70,971	13,982	(13,982)	70,971

Total liabilities and shareholders’ equity	$591,285	$31,235	$(31,235)	$591,285

	For the Three Months Ended March 26, 2005
Statement of Operations	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated
Net sales	$197,739	$—	$—	$197,739
Cost of sales	162,010	—	—	162,010

Gross profit	35,729	—	—	35,729
Operating expenses	36,841	—	—	36,841

Loss from operations	(1,112)	—	—	(1,112)
Interest (income) expense	9,321	(1,037)	—	8,284
All other (income) expense	1,519	(1,491)	—	28
Equity in earnings of subsidiary	(2,528)	—	2,528	—

Total other (income) expense	8,312	(2,528)	2,528	8,312

Income (loss) before income taxes	(9,424)	2,528	(2,528)	(9,424)
Income tax benefit	(3,977)	—	—	(3,977)

Net income (loss)	$(5,447)	$2,528	$(2,528)	$(5,447)

	For the Three Months Ended March 26, 2005
Statement of Cash Flows	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated
Net income (loss)	$(5,447)	$2,528	$(2,528)	$(5,447)
Equity in earnings of subsidiary	(2,528)	—	2,528	—
Other operating cash flows	(7,678)	(2,528)	—	(10,206)

Net cash provided by (used in) operating activities	(15,653)	—	—	(15,653)
Net cash used in investing activities	(1,680)	—	—	(1,680)
Net cash provided by financing activities	22,695	—	—	22,695

Net increase (decrease) in cash	5,362	—	—	5,362
Cash at beginning of year	2,313	8	—	2,321

Cash at end of year	$7,675	$8	$—	$7,683

9. Subsequent Event

As disclosed in Note 7, the Company initiated a strategy to create multi-division distribution centers. During the third quarter of 2006, the Company will consolidate its Alpha division La Mirada, CA and its Broder division Fresno, CA distribution facilities into a new dual-branded Broder-Alpha facility in Fresno, CA. In connection with the California market consolidation, the Company expects to record restructuring charges of approximately $2.1 million consisting of approximately $2.0 million representing the fair value of future lease obligations and $0.1 million in severance and related benefits.

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

We believe that the primary benefits from the acquisitions of Alpha and NES include greater scale, broader product offering, extended national presence, regional market share strength and differentiated customer selling support. In addition, in connection with the Alpha and NES acquisitions, we identified cost reduction opportunities in redundant selling, general and administrative functions and overlapping distribution points. The Alpha integration was completed as of the end of fiscal 2004. We realized total annualized savings of $10.8 million for the Alpha integration, consisting of redundant selling, general and administrative positions of $4.5 million and rationalization of distribution facilities of $6.3 million. The NES integration was substantially completed as of September 30, 2005. We realized total annualized savings of $1.4 million for the NES integration, consisting of redundant selling, general and administrative positions of $1.0 million and the rationalization of a distribution facility of $0.4 million.

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

Results of Operations

The following table sets forth the amounts and the percentages of net sales that items in the consolidated statement of operations constitute for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Net Sales	$259.5	100.0%	$262.1	100.0%	$469.1	100.0%	$459.8	100.0%
Cost of sales	212.5	81.9	212.9	81.2	384.1	81.9	374.9	81.5

Gross profit	47.0	18.1	49.2	18.8	85.0	18.1	84.9	18.5
Warehousing, selling, and administrative expenses	32.0	12.3	32.0	12.2	65.0	13.8	62.8	13.7
Depreciation and amortization	4.7	1.8	4.9	1.9	9.3	2.0	10.0	2.2
Restructuring and asset impairment charges	1.0	0.4	0.1	—	1.8	0.4	1.0	0.2

Income from operations	9.3	3.6	12.2	4.7	8.9	1.9	11.1	2.4
Interest expense, net	9.2	3.5	8.9	3.4	18.4	3.9	17.3	3.8
Income tax provision (benefit)	0.3	0.1	1.3	0.5	(4.0)	(0.8)	(2.7)	(0.6)

Net Income (Loss)	$(0.2)	—%	$2.0	0.8%	$(5.5)	(1.2)%	$(3.5)	(0.8)%

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

Net Sales. Net sales decreased by approximately $2.6 million, or 1.0%, from $262.1 million for the three months ended June 30, 2005 to $259.5 million for the three months ended June 30, 2006. The decrease resulted from the net impact of (i) lower average selling prices and product mix (estimated impact of $8.8 million) partially offset by (ii) a 2.4% increase in unit volume (estimated impact of $6.2 million). Private label brand revenues increased 4% on higher average selling prices due to a product mix shift net of discounting applied to private label styles targeted for phaseout. Trade brand revenues were approximately 1% higher than the prior period on higher units sold relative to the prior period due to our increased emphasis on the growth of our trade brand business. These increases were more than offset by a 23% decline in exclusive brand revenues resulting from the termination of one vendor relationship at the end of the 2005. We expect to see continued growth in our trade brand revenues due to our increased emphasis on the growth of our trade brand business and we expect to see continued growth in our private label brand revenues due to our focus on key styles within our private label brands. We also expect to continue to see lower revenues in our exclusive brand products compared to prior periods for the remainder of fiscal 2006 due to the termination of one vendor relationship at the end of 2005.

Gross Profit. Gross profit decreased by $2.2 million, or 4.5%, from $49.2 million for the three months ended June 30, 2005 to $47.0 million for the three months ended June 30, 2006. The decrease in gross profit was primarily due to the combined effect of lower unit volumes in exclusive brand products and $1.6 million in incremental discounting and phase out reserves recorded for certain underperforming private label brand styles which will be discontinued when we launch our fiscal 2007 catalogs in October 2006. Gross margin decreased to 18.1% from 18.8% over the same period in the prior year.

Warehousing, Selling and Administrative Expenses (Including Depreciation and Amortization). Warehousing, selling and administrative expenses decreased $0.2 million, or 0.1%, from $36.9 million for the three months ended June 30, 2005 to $36.7 million for the three months ended June 30, 2006. The decrease was primarily the result of: (i) continued efficiency improvement in variable costs of operating our distribution centers and call centers and (ii) approximately $0.2 million in savings from the elimination of duplicative head count positions and the closure of a facility during 2005 in connection with the NES integration; offset by (iii) increased consulting costs of $0.7 million attributable to our ongoing inventory and supply chain improvement initiative; (iv) increased amortization of prepaid catalog costs of $0.4 million due to an accelerated mailing date for our fiscal 2007 catalogs; (v) incremental expenses for expanded space and higher real estate taxes and utilities in certain distribution centers of approximately $0.4 million; and (vi) incremental depreciation expense resulting from the Company’s distribution and call center consolidation initiatives. We expect to have continued efficiency improvement in variable costs of operating our call centers during the remainder of 2006, but we expect to see short-term start-up inefficiencies in our variable distribution center operating costs during the transition of unit volumes from more mature and highly efficient smaller distribution facilities into the newer and larger multi-branded distribution facilities. In the long-term, distribution center variable operating costs are expected to be more efficient than current levels. In addition, in accordance with the Advisory Services Agreement, we expect to incur $1.5 million in higher management fees during fiscal 2006 relative to fees paid in fiscal 2005.

Restructuring and Asset Impairment Charges. As more fully described in Note 7 to the consolidated financial statements, we recorded restructuring charges of $1.0 million and $0.1 million during the three months ended June 30, 2006 and 2005, respectively. The restructuring charges recorded during the second quarter of 2006 resulted from our plan to reduce the number of call centers we operate from seven to three and consisted of $0.5 million in call center closure costs representing the fair value of future lease obligations and $0.5 million of cash severance and related benefit payments. We do not expect to incur additional restructuring charges resulting from our call center consolidation initiative, but as disclosed in Note 9, we will consolidate our Alpha division La Mirada, CA and our Broder division Fresno, CA distribution facilities into a new dual-branded Broder-Alpha facility in Fresno, CA. In connection with the California market consolidation, we expect to record restructuring charges of approximately $2.2 million consisting of approximately $2.1 million representing the fair value of future lease obligations and $0.1 million in severance and related benefits. During the fourth quarter of 2006, we expect to begin consolidating existing facilities in the Midwest into a new facility in Chicago. We expect to incur approximately $6.9 million in total restructuring charges relating to our Midwest consolidation, which is expected to begin in the fourth quarter of 2006 and end in mid-2007.

Income from Operations. As a result of the factors described above, income from operations decreased by approximately $2.9 million or 23.8%, from $12.2 million for the three months ended June 30, 2005 to $9.3 million for the three months ended June 30, 2006.

Interest Expense. Interest expense increased by $0.3 million from $8.9 million for the three months ended June 30, 2005 to $9.2 million for the three months ended June 30, 2006. The net increase was due to lower average outstanding balances on variable rate debt and an increase of approximately 286 basis points in the average interest rate on our revolving debt (combined impact of approximately $0.4 million), offset by a $0.1 million net positive effect of changes in the fair value of interest rate swaps. We expect debt levels to improve moderately throughout fiscal 2006 relative to fiscal 2005, which will have a favorable impact on resulting interest expense. The favorable impact could be offset by higher interest rates on variable rate debt.

Income Taxes. The provision for income taxes was $0.3 million and $1.3 million for the three months ended June 30, 2006 and 2005, respectively. The difference between the U.S. federal statutory rate and the effective benefit rate relates primarily to the state and local taxes and meals and entertainment.

Net Income (Loss). As a result of the factors described above, net income decreased by $2.2 million from a net income of $2.0 million for the three months ended June 30, 2005 to a net loss of ($0.2) million for the three months ended June 30, 2006.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

Net Sales. Net sales increased by approximately $9.3 million, or 2.0%, from $459.8 million for the six months ended June 30, 2005 to $469.1 million for the six months ended June 30, 2006. The increase resulted from the net impact of (i) a 2.6% increase in unit volume (estimated impact of $12.0 million) offset by (ii) a decrease in average selling prices and product mix (estimated impact of $2.7 million). The product mix shift was due to an increase of approximately 12.9% in private label brand revenues, a 1.3% increase in trade brand revenues and a 13.4% decrease in exclusive brand revenues, primarily due to the reasons described above.

Gross Profit. Gross profit increased by $0.1 million, or 0.1%, from $84.9 million for the six months ended June 30, 2005 to $85.0 million for the six months ended June 30, 2006. The increase in gross profit was attributable to the combined effect of higher unit volumes in trade and private label brand products and the higher mix of private label brand revenues which generally have average gross margins which are higher than trade brand products, offset by $2.4 million in incremental discounting and phase out reserves recorded for underperforming private label brand styles. Gross margin decreased to 18.1% from 18.5% over the same period in the prior year.

Warehousing, Selling and Administrative Expenses (Including Depreciation and Amortization). Warehousing, selling and administrative expenses increased $1.5 million, or 2.1%, from $72.8 million for the six months ended June 30, 2005 to $74.3 million for the six months ended June 30, 2006. The increase was primarily the result of: (i) increased consulting costs of $1.8 million attributable to our ongoing inventory and supply chain improvement initiative; (ii) incremental expenses for expanded space and higher real estate taxes and utilities in certain distribution centers of approximately $2.0 million; (iii) increased amortization of prepaid catalog costs of $0.8 million due to an accelerated mailing date for our fiscal 2007 catalogs; and (iv) incremental depreciation expense resulting from the Company’s distribution and call center consolidation initiatives, partially offset by (v) approximately $0.5 million in savings from the elimination of duplicative head count positions and the closure of a facility during 2005 in connection with the NES integration; and (vi) continued efficiency improvement in variable costs of operating our distribution centers and call centers.

Restructuring and Asset Impairment Charges. As more fully described in Note 7 to the consolidated financial statements, we recorded restructuring charges of $1.8 million and $1.0 million during the six months ended June 30, 2006 and 2005, respectively. During the six months ended June 30, 2006, we recorded restructuring charges consisting of $0.5 million in call center closure costs and $0.5 million of cash severance and related benefit payments in accordance with the consolidation of call centers from seven to three. In the first quarter of 2006, we also recorded a $0.8 million restructuring charge related to the consolidation of our Broder Houston facility into the existing Alpha Houston facility, which now operates as a dual-branded Alpha-Broder facility. The restructuring charge recorded during the first quarter of 2006 consisted of $0.6 million in lease termination and other costs, approximately $0.1 million in severance and related benefits and $0.1 million in non-cash fixed asset write-offs. During the six months ended June 30, 2005, we recorded a $1.0 million restructuring charge, related to the integration of NES.

Income from Operations. As a result of the factors described above, income from operations decreased by approximately $2.2 million or 19.8%, from $11.1 million for the six months ended June 30, 2005 to $8.9 million for the six months ended June 30, 2006.

Interest Expense. Interest expense increased by $1.1 million from $17.3 million for the six months ended June 30, 2005 to $18.4 million for the six months ended June 30, 2006. The net increase was due to lower average outstanding balances on variable rate debt and an increase of approximately 215 basis points in the average interest rate on our revolving debt (combined impact of approximately $0.8 million), and a $0.3 million net negative effect of changes in the fair value of interest rate swaps.

Income Taxes. The income tax benefit was approximately $4.0 million and $2.7 million for the six months ended June 30, 2006 and 2005, respectively. The difference between the U.S. federal statutory rate and the effective benefit rate relates primarily to the state and local taxes and meals and entertainment.

Net Loss. As a result of the factors described above, net loss increased by $2.0 million from a net loss of $(3.5) million for the six months ended June 30, 2005 to a net loss of $(5.5) million for the six months ended June 30, 2006.

Liquidity and Capital Resources

Cash Flows

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Net cash provided by operating activities was approximately $15.3 million for the six months ended June 30, 2006 compared to cash used in operating activities of approximately $32.7 million for the six months ended June 30, 2005. The change in cash flows from operating activities was due principally to $35.2 million of fewer inventory purchases during the six months ended June 30, 2006 relative to the six months ended June 30, 2005. The increase during 2005 was significantly driven by a build up of private label inventories resulting from the 2005 introduction of four new private label brands and additional style introductions within existing brands. Our distribution center consolidation initiative has also contributed to less inventory in 2006 compared to 2005. Accounts payable for the six months ended June 30, 2006 increased incrementally by $9.1 million compared to the same period in the prior year primarily due to the timing of vendor payments, the change in the book overdraft position and the change in the revolver.

Net cash used in investing activities was $3.5 million and $3.1 million for the six months ended June 30, 2006 and 2005, respectively, and represented capital expenditures.

Net cash used in financing activities was approximately $11.7 million for the six months ended June 30, 2006 compared to net cash provided by financing activities of $41.0 million for the six months ended June 30, 2005. The change in cash flows from financing activities was primarily attributable to net repayments under the revolving credit facility for the six months ended June 30, 2006 compared to net borrowings for the six months ended June 30, 2005, partially offset by the increase in our book overdraft position for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Borrowings under the revolving credit facility support our inventory purchases, which were lower during the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Liquidity Position

We have a revolving credit agreement which provides for aggregate borrowings of up to $225.0 million, including provision for up to $25.0 million of letters of credit. As of June 30, 2006, outstanding borrowings on the revolving credit facility were $68.0 million, and outstanding letters of credit were $14.6 million, which left $116.0 million of available borrowing capacity as determined by borrowing base availability.

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

The indenture governing the senior notes and the revolving credit facility, among other things, (i) restrict the ability of us and our subsidiaries, including the guarantors of the senior notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (ii) prohibit certain restrictions on the ability of certain of our subsidiaries, including the guarantors of the senior notes, to pay dividends or make certain payments to us and (iii) place restrictions on the ability of us and our subsidiaries, including the guarantors of the senior notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to the senior notes and the revolving credit facility also contain various covenants which limit our discretion in the operation of our businesses. As of June 30, 2006, we were in compliance with all covenants under the indenture and the credit facility.

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

The increase in outstanding borrowings under the revolving credit facility during fiscal 2005 was primarily attributable to increased inventory levels associated with the 2005 introduction of four new private label brands and additional style introductions within existing brands. While we expect to experience continued growth of private label brand revenues in 2006 and beyond, we do not expect to experience continued increases in inventory levels during fiscal 2006, due to fewer product introductions and phase out of underperforming private label styles. Furthermore, we expect our ongoing inventory and supply chain improvement initiatives to lead to lower inventory levels as we progress through fiscal 2006. We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations during the seasonal low period, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures and other needs of the business for at least the next twelve months. However, no assurance can be given that this will be the case, and we may require additional debt or equity financing to meet our working capital requirements.

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

Off Balance Sheet Arrangements

Our revolving credit facility contains provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the revolving credit agreement of $225.0 million. As of June 30, 2006, we had approximately $14.6 million of outstanding letters of credit related to commitments for the purchase of inventory.

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

Contractual Cash Obligations

The following table presents the aggregate amount of future cash outflows under our contractual cash obligations and commercial commitments as of June 30, 2006:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(dollars in millions)
Revolving credit facility	$68.0	$—	$68.0	$—	$—
Senior notes(1)	225.0	—	—	225.0	—
Operating lease obligations	96.4	13.6	25.6	20.8	36.4
Capital lease obligations	2.5	1.2	1.1	0.2	—
Supply agreements(2)	14.1	7.9	6.2	—	—
Expected interest payments(3)	110.5	26.1	51.7	32.7	—

Total contractual cash obligations	$516.5	$48.8	$152.6	$278.7	$36.4

(1)	Amounts shown do not include $1.1 million of premium that will be amortized over the term of the senior notes.
(2)	We are party to two separate supply agreements. In one supply agreement we are committed to purchase a minimum of $4.0 million of product in 2006 and another $2.5 million per year in 2007 and 2008. Any shortfall in committed purchases for a given year may be carried forward or backward one year, subject to certain limits. If after carry forward or backward, actual purchases still fall short of committed levels, a penalty of 7.5% of the shortfall will be incurred. In the other supply agreement we have committed to purchase a total of $15.0 million at a minimum of $5.0 million of product per year through 2007.
We do not believe these purchase commitments exceed normal requirements.
(3)	Represents expected interest payments for the life of the senior notes.

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

Goodwill and Intangible Assets. Goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. We perform impairment evaluations for goodwill and indefinite-lived assets at least annually in the fourth quarter, or upon a triggering event, using discounted expected future cash flows. In addition, we have recorded other indefinite-lived intangible assets (the tradenames “Alpha,” “Alpha Shirt Company”) as well as certain finite-lived intangible assets (primarily the tradenames “NES Clothing” and “Harvard Square”) and customer relationship intangibles. These finite-lived intangible assets are being amortized on a straight-line basis over their average useful lives ranging from 2 to 8 years.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 shall be applied prospectively and became effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted SFAS No. 151 effective January 1, 2006 and the adoption did not have a material impact on our financial condition, results of operations or cash flows.

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

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 requires that the impact of a tax position be recognized in the financial statements if it is more likely than not that the tax position will be sustained on tax audit, based on the technical merits of the position. FIN No. 48 also provides guidance on derecognition of tax positions that do not meet the “more likely than not” standard, classification of tax assets and liabilities, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. We will evaluate over the remainder of 2006 the impact of FIN No. 48 on our financial position, results of operations and cash flows.

Sarbanes-Oxley Section 404 Compliance

We incur certain costs associated with being an SEC registrant because we registered debt securities in April 2004. We are currently a non-accelerated filer because we do not have common equity securities registered with the SEC. For the year ending December 31, 2007, under current rules, pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to deliver a report that assesses the effectiveness of our internal controls over financial reporting and our auditors will be required to deliver an attestation report on management’s assessment of, and operating effectiveness of, internal controls over financial reporting. The SEC issued a release on August 9, 2006, however, announcing that the Commission has proposed to extend the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor’s attestation report on internal controls over financial reporting. The deadline would be moved to the first annual report for fiscal years ending on or after December 15, 2008.

We have a substantial effort ahead of us to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their functionality. We expect to begin documenting and/or implementing the additional processes and procedures necessary for Sarbanes-Oxley Section 404 compliance during the third and fourth quarters of 2006.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this document. Risk factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in forward-looking statements include, but are not limited to, the following:

•	the competitiveness of our industry, including competition based on price, product quality, breadth of product selection, quality of service and delivery times;

•	general economic conditions;

•	disruptions in our distribution centers;

•	ability to execute on our acquisition strategy and the related integration of acquired companies, including the realization of anticipated operating synergies and cost savings;

•	dependence of a significant portion of our products from a limited group of suppliers;

•	ability to predict customer demand for our private label products to succeed and the ability to manage the additional complexity in our operations, including increases to our working capital investment and increases level of inventory risk;

•	significant reliance on one shipper to distribute our products to our customers; and

•	our substantial level of indebtedness.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2006, we had $68.0 million of debt outstanding under our revolving credit facility. Our revolving credit facility is subject to variable interest rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the June 30, 2006 level of borrowings, and further considering the interest rate protection agreements currently in place (see following paragraph), we estimate that a one percentage point increase in interest on our variable rate debt agreements would have increased interest expense for the three and six months ended June 30, 2006 by approximately $0.1 million and $0.3 million, respectively.

We have entered into interest rate protection agreements whereby we have contracted to pay a fixed interest rate in exchange for receipt of a variable rate. The $10.0 million notional principal amount under an interest rate protection agreement terminates in October 2008. We have elected not to apply hedge accounting for the currently outstanding interest rate protection agreement. Accordingly, we record our interest rate swaps at fair value on the balance sheet and record gains and losses on this contract as well as the periodic settlements of this contract through our statement of operations. We recorded other income of $0.1 million and less than $0.1 million during the three months ended June 30, 2006 and 2005, respectively. We recorded other income of $0.3 million and $0.6 million during the six months ended June 30, 2006 and 2005, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the second quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

August 15, 2006	BRODER BROS., CO.

	By:	/s/ THOMAS MYERS
Thomas Myers
Interim Chief Executive Officer and Director
(Principal Executive Officer)

August 15, 2006
	By:	/s/ DAVID J. HOLLISTER
David J. Hollister
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)