Form 10-Q
period 2006-09-30
BRODER BROS CO
filed 2006-11-14
CIK 1266700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

        As of November 7, 2006, there were 963,637 shares of Class L, Series 1 common stock outstanding; 931,635 shares of Class L, Series 2 common stock outstanding; 2,788,395 shares of Class L, Series 3 common stock outstanding; 2,695,794 shares of Class L, Series 4 common stock outstanding; 9,695,252 shares of Class A common stock outstanding; and 28,751,438 shares of Class B common stock outstanding.

BRODER BROS., CO. AND SUBSIDIARY

Quarterly Report for the Period Ended September 30, 2006

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BRODER BROS., CO. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)
	(dollars in thousands, except per share amounts)
ASSETS
Current assets
Cash	$5,136	$3,305
Accounts receivable, net of allowance for doubtful accounts of $5,848 at September 30, 2006 and $5,352 at December 31, 2005	104,193	83,627
Finished goods inventory	245,885	216,551
Prepaid and other current assets	7,818	11,348
Deferred income taxes	11,122	8,815

Total current assets	374,154	323,646
Fixed assets, net	18,277	17,571
Goodwill	136,980	136,980
Other intangibles	64,982	70,546
Deferred financing fees, net	9,139	13,932
Deferred income taxes	4,113	2,563
Other assets	2,518	1,224

Total assets	$610,163	$566,462

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligations	$1,807	$1,203
Accounts payable	151,510	100,187
Accrued expenses	22,940	20,011
Accrued interest	13,816	7,138

Total current liabilities	190,073	128,539
Long-term debt and capital lease obligations, net of current portion	310,373	317,945
Deferred income taxes	35,514	37,578
Other long-term liabilities	8,819	7,602
Redeemable securities, net of employee note receivable at December 31, 2005 (see Note 5)	365	1,485

Total liabilities	545,144	493,149
Commitments and contingencies

Shareholders’ equity
Class L, Series 1 common stock; par value $0.01 per share; 2,000,000 shares authorized; 963,637 shares issued and outstanding (aggregate liquidation preference of $33,409 and $30,461 as of September 30, 2006 and December 31, 2005, respectively)	10	10
Class L, Series 2 common stock; par value $0.01 per share; 2,000,000 shares authorized; 931,635 shares issued and outstanding (aggregate liquidation preference of $23,719 and $21,996 as of September 30, 2006 and December 31, 2005, respectively)	10	10
Class L, Series 3 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,778,057 shares issued and outstanding (aggregate liquidation preference of $96,315 and $87,814 as of September 30, 2006 and December 31, 2005, respectively)	28	28
Class L, Series 4 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,685,802 shares issued and outstanding (aggregate liquidation preference of $68,381 and $63,412 as of September 30, 2006 and December 31, 2005, respectively)	27	27
Class A, common stock; par value $0.01 per share; 15,000,000 shares authorized; 9,695,252 shares issued and outstanding	102	96
Class B, common stock; par value $0.01 per share; 35,000,000 shares authorized; 28,644,854 shares issued and outstanding	287	286
Warrants—Class L, Series 3	1,477	1,472
Additional paid-in capital	122,526	120,807
Accumulated other comprehensive income	(21)	(34)
Accumulated deficit	(56,418)	(48,417)
Treasury stock; 615,859 and 100,000 shares of Class A common stock; 274,249 and 175,422 shares of Class B common stock; 36,363 and 0 shares of Class L, Series 1 common stock; 35,156 and 0 shares of Class L, Series 2 common stock; 26,599 and 17,014 shares of Class L, Series 3 common stock; 25,713 and 16,447 shares of Class L, Series 4 common stock; 5,930 and 1,890 Class L, Series 1 warrants; and 1,065 and 0 Class L, Series 3 warrants, at cost, at September 30, 2006 and December 31, 2005, respectively	(3,009)	(972)

Total shareholders’ equity	65,019	73,313

Total liabilities and shareholders’ equity	$610,163	$566,462

The accompanying notes are an integral part of the consolidated financial statements.

BRODER BROS., CO. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2006 and September 24, 2005

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
	(unaudited) (dollars in thousands)
Net sales	$249,193	$255,619	$718,352	$715,416
Cost of sales	203,000	211,441	587,138	586,337

Gross profit	46,193	44,178	131,214	129,079
Warehousing, selling and administrative	37,815	35,440	112,199	108,175
Restructuring and asset impairment charges, net of recoveries	(55)	930	1,716	1,968

Total operating expenses	37,760	36,370	113,915	110,143

Income from operations	8,433	7,808	17,299	18,936
Other (income) expense
Interest	12,485	9,566	31,163	27,375
Change in fair value of interest rate swaps	65	(206)	(205)	(793)
Amortization of SFAS 133 transition adjustment	7	29	20	86

Total other expense	12,557	9,389	30,978	26,668

Loss before income taxes	(4,124)	(1,581)	(13,679)	(7,732)
Income tax provision (benefit)	(1,650)	120	(5,679)	(2,536)

Net Loss	$(2,474)	$(1,701)	$(8,000)	$(5,196)

The accompanying notes are an integral part of the consolidated financial statements.

BRODER BROS., CO. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2006 and September 24, 2005

	Nine Months Ended
	September 30, 2006	September 24, 2005
	(unaudited) (dollars in thousands)
Cash flows from operating activities
Net loss	$(8,000)	$(5,196)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	5,820	4,628
Amortization	13,076	12,569
Provision for losses on accounts receivable	737	2,088
Deferred income taxes	(5,600)	(2,761)
Loss on disposal of fixed assets	130	—
Change in fair value of interest rate swaps	(205)	(793)
Asset impairment charges	107	401
Changes in operating accounts
Accounts receivable	(17,955)	(17,541)
Finished goods inventory	(21,342)	(55,615)
Prepaid and other current assets	2,254	(452)
Accounts payable	31,050	35,452
Accrued liabilities and other	10,687	5,310

Net cash provided by (used in) operating activities	10,759	(21,910)

Cash flows from investing activities
Acquisition of fixed assets	(5,198)	(3,742)
Acquisition of Amtex Imports Inc. (Note 3)	(6,511)	—

Net cash used in investing activities	(11,709)	(3,742)

Cash flows from financing activities
Borrowings on revolving credit agreement	338,700	369,400
Repayments on revolving credit agreement	(346,400)	(308,000)
Payments of principal on capital lease obligations	(925)	(1,151)
Payment for treasury stock repurchase	(2,037)	—
Proceeds from payment of employee note receivable	463	—
Change in book overdraft	12,980	(30,197)

Net cash provided by financing activities	2,781	30,052

Net increase in cash	1,831	4,400
Cash at beginning of period	3,305	2,321

Cash at end of period	$5,136	$6,721

Supplemental disclosure of cash flow information
Assets acquired as a result of capital lease obligations	$1,531	$2,825

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

In June 2003, the Company completed the purchase of T-Shirts & More, Inc. (“TSM”) through an asset purchase agreement, and in September 2003, the Company acquired all of the outstanding capital stock of Alpha Shirt Holdings, Inc. (“Alpha”). In August 2004, the Company acquired all of the shares of beneficial interest of NES, a leading distributor of imprintable sportswear in New England. Immediately after consummation of the acquisitions, Alpha and its subsidiaries and NES and its subsidiary were merged with and into Broder Bros., Co., except for ASHI, Inc., which became a direct, wholly owned non-operating subsidiary of the Company until it also was subsequently merged with and into Broder Bros., Co. in fiscal year 2005. On September 28, 2006, the Company acquired substantially all of the assets of Amtex Imports Inc. (“Amtex”), an imprintable sportswear distributor in Northlake, Illinois.

The Company operates on a 52/53-week year basis with the year ending on the last Saturday of December. The three and nine months ended September 30, 2006 and September 24, 2005 each consisted of thirteen and thirty nine weeks, respectively. Fiscal periods are identified according to the calendar period that they most accurately represent. For example, the quarterly period ended September 24, 2005 is referred to herein as “the three months ended September 30, 2005” and the balance sheet date of September 24, 2005 is referred to herein as “September 30, 2005.”

Basis of Presentation of Unaudited Interim Financial Information

The unaudited consolidated financial information herein has been prepared in accordance with generally accepted accounting principles and is in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments that are considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005 of the Company, which are included in the Form 10-K filed with the SEC on March 31, 2006.

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

The Company maintains an allowance for potential losses on the disposal of its discontinued and slow-moving inventory. The allowance for excess and discontinued inventory balances at September 30, 2006 and December 31, 2005 were approximately $7.6 million and $5.5 million, respectively. The increase in inventory reserves was primarily attributable to $1.6 million in charges recorded during the nine months ended September 30, 2006 due to the Company’s decision to phase out certain underperforming private label brand styles when the fiscal 2007 catalogs were launched in October 2006.

Stock options

Effective December 26, 2004, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, and its related implementation guidance. With the adoption of SFAS No. 123R, the Company is required to record compensation expense on stock options granted to employees. In accordance with SFAS No. 123R, the Company has applied the prospective transition method, whereby it will continue to account for any portion of awards outstanding at the date of transition using the accounting principles originally applied to those awards. Accordingly, upon adoption of SFAS No. 123R, there was no effect on income from continuing operations, income before income taxes, net income, cash flow from operations, or cash flow from financing activities. During the period from adoption through September 30, 2006, there were no modifications, repurchases or cancellations of existing awards.

In January 2006, options to purchase 150,903 shares of Class B common stock, 16,261 shares of Class L, Series 3 common stock and 14,150 shares of Class L, Series 4 common stock were issued, which resulted in the recognition of approximately $20,000 in stock-compensation expense. No compensation expense was recorded in the first three quarters of 2005 for share-based payments.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 shall be applied prospectively and became effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 effective January 1, 2006 and the adoption did not have a material impact on its financial condition, results of operations or cash flows.

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

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 requires that the impact of a tax position be recognized in the financial statements if it is more likely than not that the tax position will be sustained on tax audit, based on the technical merits of the position. FIN No. 48 also provides guidance on derecognition of tax positions that do not meet the “more likely than not” standard, classification of tax assets and liabilities, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact of FIN No. 48 on its financial position, results of operations and cash flows upon adoption on December 31, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies that the term fair value is intended to mean a market-based measure, not an entity-specific measure and gives the highest priority to quoted prices in active markets in determining fair value. SFAS No. 157 requires disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on its financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires a “dual approach” for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years’ misstatements, and a method that focuses on the period-end balance sheet. SAB No. 108 will be effective for the Company in fiscal year 2007. The Company anticipates that SAB No. 108 will not have a material effect on its financial condition, results of operations or cash flows.

2. Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Net loss	$(2,474)	$(1,701)	$(8,000)	$(5,196)
Amortization of SFAS 133 transition adjustment, net of taxes (a)	4	19	13	57

Comprehensive loss	$(2,470)	$(1,682)	$(7,987)	$(5,139)

(a)	Net of taxes of $3 and $10, respectively, for the three months ended September 30, 2006 and 2005 and net of taxes of $7 and $29, respectively, for the nine months ended September 30, 2006 and 2005.

3. Acquisition

On September 28, 2006, the Company acquired substantially all of the assets of Amtex Imports Inc. (“Amtex”), a regional imprintable activewear distributor with a single location in Northlake, IL. The Amtex acquisition will facilitate the Company’s entry into the Chicago market. Total consideration was approximately $7.1 million, consisting of $6.5 million in cash, the issuance of a $0.3 million promissory note payable to the former owner of Amtex and approximately $0.3 million in transaction costs. The purchase price paid for Amtex was allocated based on the fair value of tangible and intangible assets acquired and liabilities assumed in accordance with SFAS No. 141, “Business Combinations.” The excess purchase price has been preliminarily allocated to intangible assets which consist primarily of customer relationships. The purchase price is preliminary with respect to working capital and certain other assets and liabilities and is expected to be finalized during the fourth quarter 2006. The following table represents the preliminary allocation of the purchase price to assets acquired and liabilities assumed for the acquisition.

(dollars in thousands)
Accounts receivable	$3,348
Inventory	7,992
Other assets	13
Fixed assets	88
Intangible assets	2,907
Accounts payable and other liabilities	(7,294)

Net purchase price	$7,054

The results of operations have been included in the consolidated financial statements since the date of acquisition.

4. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following:

	September 30, 2006	December 31, 2005
	(dollars in thousands)
Revolving credit facility	$82,300	$90,000
Senior notes	225,000	225,000
Promissory note payable (to former owner of Amtex)	300	—
Unamortized debt premium	1,031	1,219
Capital lease obligations	3,549	2,929

	312,180	319,148
Less: current portion	1,807	1,203

Total long-term debt and capital lease obligations, excluding current portion	$310,373	$317,945

Principal payments on the revolving credit facility, senior notes and capital lease obligations for the next five years ending September 30 are as follows:

(dollars in thousands)
2007	$1,807
2008	83,406
2009	558
2010	355
2011	225,023
Thereafter	—

Credit Agreement

In August 2006, the Company entered into an Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement matures on August 31, 2011, and amended and restated the Company’s revolving credit agreement, dated as of September 22, 2003, by and among the Company, the lenders thereto and the agents named therein (the “Revolver Agreement”). Certain of the Lenders under the Credit Agreement were also lenders under the Revolver Agreement. Subject to compliance with the terms of the Company’s Qualified Senior Notes and the Credit Agreement, the Borrower may borrow up to $225 million under the Credit Agreement for working capital, capital expenditures, permitted acquisitions and other corporate purposes.

The Credit Agreement provides for a committed $225.0 million senior secured revolver facility (the “Revolver Facility”), which includes a $20.0 million seasonal stretch tranche (the “Seasonal Stretch”). The Credit Agreement matures on August 31, 2011, five years from the date of closing. The Credit Agreement provides for interest based upon a fixed spread over the Lenders’ LIBOR lending rate and represents a more favorable rate than that of the Revolver Agreement. In addition, the Credit Agreement is secured by first priority interest in substantially all the assets of the Company. An unused line fee is charged of 0.25% on the Revolver Facility and 0.5% on the Seasonal Stretch.

The Credit Agreement contains both affirmative and negative covenants which, among other things, may require the Company to meet a minimum consolidated fixed charge coverage ratio, as defined in the credit facility, and places limits upon disposals of assets, mergers and acquisitions, further indebtedness, transactions with affiliates and other customary restrictions. The occurrence of certain of these events may accelerate required repayment. As of September 30, 2006, the Company was in compliance with all covenants.

The Credit Agreement provides for interest based upon a fixed spread above the bank’s prime lending rate, or other rate options which are periodically fixed at a spread over the bank’s LIBOR lending rate. The unused credit facility fees were approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2006, respectively. The effective interest rate at September 30, 2006 was 8.0% and the weighted average interest rate on borrowings under a revolving credit facility for the nine months ended September 30, 2006 was 7.5%. As of September 30, 2006, outstanding borrowings on the Credit Agreement were $82.3 million, which left $117.9 million of available borrowing capacity as determined by borrowing base availability. The effective interest rate at December 31, 2005 was 6.6%. As of December 31, 2005, outstanding borrowings on the Revolver Agreement were $90.0 million, which left $69.3 million of available borrowing capacity as determined by borrowing base availability.

The Company incurred $0.8 million in debt issuance costs in connection with the amended and restated credit agreement. These costs are being amortized to interest expense on a straight-line basis over the life of the Credit Agreement.

In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” the Company wrote off approximately $3.0 million of unamortized debt issuance costs related to the Revolver Agreement. These costs are included in interest expense in the consolidated statement of operations.

The Credit Agreement also contains a provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the Credit Agreement of $225.0 million. As of September 30, 2006 and December 31, 2005, the Company had approximately $15.2 million and $10.8 million, respectively, of outstanding letters of credit primarily related to commitments for the purchase of inventory.

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

The indenture governing the senior notes and the revolving credit facility, among other things, (i) restrict the ability of the Company and its subsidiaries, including the guarantors of the senior notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (ii) prohibit certain restrictions on the ability of certain of the Company’s subsidiaries, including the guarantors of the senior notes, to pay dividends or make certain payments to the Company and (iii) place restrictions on the ability of the Company and its subsidiaries, including the guarantors of the senior notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. The indenture related to the senior notes and the revolving credit facility also contains various covenants which limit the Company’s discretion in the operation of its businesses. As of September 30, 2006, the Company was in compliance with all covenants under the indenture.

Interest Rate Swaps

As a condition of its revolving credit facility that was retired in September 2003, the Company was required to enter into interest rate protection agreements. The Company does not use derivatives for speculative purposes. The Company has an outstanding interest rate swap agreement with a commercial bank that had a notional amount of $10.0 million at September 30, 2006 and December 31, 2005. The interest rate swap agreement matures in October 2008.

The Company is exposed to credit loss in the event of nonperformance by the counter party. The Company does not anticipate nonperformance to be likely. The Company has elected to not apply hedge accounting for this swap agreement. The fair value of this interest rate swap approximated $(0.4) million and $(0.6) million at September 30, 2006 and December 31, 2005, respectively. This decrease in negative value during the nine months ended September 30, 2006 has been recognized in earnings. In addition, $13,000 and $57,000, net of tax, of the initial transition adjustment was reclassified to earnings during the nine months ended September 30, 2006 and 2005, respectively. The Company expects to reclassify less than $0.1 million, net of tax, during the next 12 months. The swaps are classified on the consolidated balance sheets based on the expected timing of the cash flows related to the swaps. Approximately $0.4 million and $0.6 million were classified as other long-term liabilities at September 30, 2006 and December 31, 2005, respectively.

Redeemable Securities

Certain key executives of the Company hold common shares that may be put to the Company at their then fair market value if the executive is terminated for any reason other than for cause, or if the executive resigns with good reason as defined in the employment agreements. As of December 31, 2005, the recorded fair value of the redeemable securities was net of the related executive note receivable outstanding of approximately $0.5 million. This note receivable was repaid during the three months ended March 31, 2006. See Note 5.

During 2004, Bain Capital sold shares of the Company’s common stock to certain executives at their fair market value. These shares may be put to the Company at their fair market value if the executive is terminated for any reason other than for cause, or if the executive resigns with good reason as defined in the employment agreement and are recorded as other long-term liabilities on the consolidated balance sheets at September 30, 2006 and December 31, 2005 in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” An executive who held Company shares left the Company during 2005 and the Company purchased the executive’s shares, which resulted in increases to additional paid-in capital and treasury stock during the three months ended March 31, 2006. See Note 5.

These shares, net of the related note receivable, have been recorded on the consolidated balance sheets at each of the following dates:

	Number of Shares	Common Stock at Par Value	Additional Paid-in Capital	Liquidated Preference
	(dollars in thousands)
September 30, 2006
Class B	106,584	$1.1	$23	$—
Class L, Series 3	10,338	0.1	185	358.4
Class L, Series 4	9,992	0.1	156	254.4

December 31, 2005
Class A	515,859	$5.2	$95	$—
Class B	205,413	2.1	44	—
Class L, Series 1	36,363	0.4	572	1,149.4
Class L, Series 2	35,156	0.4	553	830.0
Class L, Series 3	19,921	0.2	363	629.7
Class L, Series 4	19,260	0.2	305	454.7

5. Related Party Transactions

In connection with the Alpha acquisition, the Company amended and restated its existing advisory services agreement with Bain Capital (the “Advisory Services Agreement”). The Advisory Services Agreement is a discretionary, contingency-based agreement, subject to certain limitations set forth therein. Before any such management fees may be paid, EBITDA, as defined in the amended and restated Advisory Services Agreement, after giving effect to payment of the management fee, must be greater than $52.0 million in order for Bain Capital to earn a fee. The Company believes that the terms of such advisory services agreement with Bain Capital are no less favorable than those that could have been obtained pursuant to a similar agreement with an unrelated third party. The Advisory Services Agreement states that for each full fiscal year beginning in fiscal 2006, Bain Capital may be paid a fee up to an annual maximum of $3.0 million at the discretion of the Company’s board of directors. The Advisory Services Agreement also requires the Company to pay investment banking fees in the amount of one percent of certain prescribed transactions. Bain Capital was paid a fee of $0.1 million in September 2006 upon completion of the Amtex acquisition.

Under the Advisory Services Agreement, for the first two full fiscal years following the acquisition and related equity investment by Bain Capital, Bain Capital could be paid a management fee for strategic, financial and other advisory services up to an annual maximum of $1.5 million at the discretion of the Company’s board of directors. The Company paid Bain Capital a fee of $1.5 million for fiscal 2005 in December 2005. During the three and nine months ended September 30, 2006, the Company recorded management fee expense of $1.3 million and $2.6 million, respectively. The management fee accrual is included in accrued expenses.

In March 2006, the Company entered into a separation agreement with its former chief executive officer. The agreement provided for, among other items, payments to the former executive in an aggregate amount of approximately $1.8 million, payable in 39 monthly installments; the purchase by the Company of equity securities owned by the former executive for an aggregate purchase price of approximately $2.0 million; and repayment to the Company by the former executive of approximately $0.5 million in payment of notes receivable issued by the Company in connection with the recapitalization which occurred in fiscal 2000. The monthly payments to the former executive are being made in consideration for a twenty-four month extension of a non-compete period, which resulted in a forty-two month non-compete period. At September 30, 2006, the consolidated balance sheet includes approximately $0.5 million in accrued expenses and $0.9 million in other long-term liabilities related to the future payments.

6. Commitments and Contingencies

Self-Insured Health Plan

The Company maintains a self-insured health plan for some of its employees. The Company has purchased stop loss insurance to supplement the health plan, which will reimburse the Company for individual claims in excess of $0.1 million annually or aggregate claims exceeding approximately $2.5 million. At September 30, 2006 and December 31, 2005, approximately $0.6 million and $0.7 million, respectively, were included in accrued liabilities for self-insured health plan costs.

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

7. Segment Information

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company has three operating segments: the Broder division, and with the September 2003 acquisition of Alpha, the Alpha division, and with the August 2004 acquisition of NES, the NES division. Amtex’s results of operations following the acquisition are included in the Broder division. Operating segments are defined as components of the business for which separate information is available and is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The following table presents information used by the Company’s chief operating decision makers in deciding how to allocate resources and in assessing performance.

Statement of Operations Information

	Three Months Ended September 30,
	2006				2005
	Broder	Alpha	NES	Consolidated	Broder	Alpha	NES	Consolidated
	(dollars in thousands)
Net sales	$98,913	$117,578	$32,702	$249,193	$100,400	$121,742	$33,477	$255,619
Cost of sales	81,836	94,268	26,896	203,000	84,003	99,891	27,547	211,441

Gross profit	$17,077	$23,310	$5,806	$46,193	$16,397	$21,851	$5,930	$44,178

	Nine Months Ended September 30,
	2006				2005
	Broder	Alpha	NES	Consolidated	Broder	Alpha	NES	Consolidated
	(dollars in thousands)
Net sales	$277,013	$348,318	$93,021	$718,352	$273,457	$347,106	$94,853	$715,416
Cost of sales	229,254	280,786	77,098	587,138	228,596	280,261	77,480	586,337

Gross profit	$47,759	$67,532	$15,923	$131,214	$44,861	$66,845	$17,373	$129,079

Balance Sheet Information

	Broder	Alpha	NES	Consolidated
	(dollars in thousands)
As of September 30, 2006
Accounts receivable, net	$39,542	$49,094	$15,557	$104,193
Finished goods inventory	100,420	115,267	30,198	245,885
Fixed assets, net	10,384	6,948	945	18,277
Goodwill, intangible assets and deferred financing fees	23,448	181,665	5,988	211,101
Accounts payable	48,878	82,028	20,604	151,510

As of December 31, 2005
Accounts receivable, net	$29,481	$42,079	$12,067	$83,627
Finished goods inventory	74,487	118,296	23,768	216,551
Fixed assets, net	8,933	7,870	768	17,571
Goodwill, intangible assets and deferred financing fees	25,446	188,097	7,915	221,458
Accounts payable	36,041	52,633	11,513	100,187

8. Restructuring and Asset Impairment Charges

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

The Company’s NES division recorded approximately $0.8 million in aggregate restructuring charges during fiscal 2004 and fiscal 2005 related to cash severance and related benefit payments for NES corporate staff reductions resulting from the continuing integration of NES into the Company. Approximately $0.1 million of the severance and related benefits charges were reversed during fiscal 2006. The remaining severance payments will be paid during the fourth quarter of 2006.

During fiscal 2005, the Company initiated a strategy to create multi-division distribution centers which is expected to provide the Company with several key advantages, including improvement of inventory availability, reduction of inventory levels and a moderate reduction of operating expenses. During fiscal 2005, the Company recorded approximately $1.0 million in Atlanta distribution center closure costs due to the opening of another distribution center in the Atlanta market. The Atlanta charge consisted of the fair value of the future lease obligations, net of expected sublease rentals of approximately $0.7 million, and approximately $0.3 million in non-cash fixed asset impairment charges related to the disposal of distribution center fixed assets. The future lease obligation is expected to be paid over the remaining lease term, which expires in December 2009.

During the first quarter of 2006, the Company’s Broder division committed to a plan to consolidate its Houston, TX distribution center into the Alpha division’s Stafford, TX distribution center. As a result, during the first quarter of 2006, the Company’s Broder division recorded a restructuring and asset impairment charge of approximately $0.8 million, consisting of $0.6 million in distribution center closure costs for the fair value of the future lease obligations and approximately $0.1 million in severance and related benefits, and $0.1 million in non-cash fixed asset impairment charges related to the disposal of distribution center fixed assets. The future lease obligation is expected to be paid over the remaining lease term, which expires in December 2007.

During the second quarter of 2006, the Company committed to a plan to reduce the number of call centers it operates from seven to three. As a result, the Company recorded restructuring charges of approximately $0.9 million, consisting of approximately $0.4 million of cash severance and related benefit payments and $0.5 million in call center closure costs representing the fair value of the future lease obligations. The future lease obligations are expected to be paid over the remaining lease terms, which expire at various dates through March 2015.

During the third quarter of 2006, the Company began to execute its plan to consolidate distribution centers in its California and Midwest markets. Approximately $0.1 million in severance and benefits related charges were recorded during the three months ended September 30, 2006. The Alpha division La Mirada, CA distribution center will be consolidated into a new dual branded Broder-Alpha facility in Fresno, CA and the Broder division Louisville, KY distribution center will be consolidated into a new facility in Chicago, IL. During the fourth quarter the Company expects to record restructuring charges of approximately $2.5 million consisting of $2.4 million representing the fair value of future lease obligations and $0.1 million in severance and related benefits related to these closures.

Restructuring activity is summarized as follows:

	Balance at December 31, 2005	Restructuring Charge	Cash Payments	Non-Cash Items Expensed Immediately	Balance at September 30, 2006
	(dollars in thousands)
Distribution center closure costs
Lease termination and other costs	$6,344	$596	$(1,009)	$—	$5,931
Severance and related benefits	—	214	(129)	—	85
Non-cash asset write-offs	—	107	—	(107)	—
Corporate workforce reduction
NES severance and related benefits	303	(94)	(193)	—	16
Call center closure costs
Lease termination and other costs	—	517	(26)	—	491
Severance and related benefits	—	376	(351)	—	25

	$6,647	$1,716	$(1,708)	$(107)	$6,548

The total of $6.5 million in accrued restructuring is recorded as $1.6 million in current liabilities and $4.9 million in long-term liabilities at September 30, 2006.

9. Condensed and Consolidating Financial Statements

TSM Acquisition Co. was a non-active subsidiary with no assets or operations that was merged with and into Broder Bros., Co. in August 2006 prior to the Company amending its revolving credit facility (see Note 4). It guaranteed the outstanding indebtedness of the Company relating to its senior subordinated notes that are guaranteed on an unsecured basis. The guarantor subsidiary was 100% owned and the guarantee was made on a joint and several basis and was full and unconditional. Another subsidiary, ASHI, Inc. was acquired in connection with the September 2003 acquisition of Alpha Shirt Holdings, Inc., and was merged with and into Broder Bros., Co. on March 28, 2005 and ceased to be a guarantor. The following condensed and consolidating financial statements are presented in accordance with Regulation S-X Rule 3-10 for Broder Bros., Co. and ASHI, Inc., for the period since the acquisition and through the dissolution of ASHI, Inc.

BRODER BROS., CO. AND SUBSIDIARY

CONDENSED AND CONSOLIDATING FINANCIAL STATEMENTS

	March 26, 2005
Balance Sheet	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated
	(in thousands)
Cash	$7,675	$8	$—	$7,683
Intercompany receivable	17,253	—	(17,253)	—
All other current assets	326,431	—	—	326,431

Total current assets	351,359	8	(17,253)	334,114
Goodwill and intangibles, net	185,835	31,227	—	217,062
Investment in subsidiary	13,982	—	(13,982)	—
All other non-current assets	40,109	—	—	40,109

Total assets	$591,285	$31,235	$(31,235)	$591,285

Intercompany payable	$—	$17,253	$(17,253)	$—
All other current liabilities	167,262	—	—	167,262

Total current liabilities	167,262	17,253	(17,253)	167,262
Non-current liabilities	353,052	—	—	353,052

Total liabilities	520,314	17,253	(17,253)	520,314
Shareholders’ equity	70,971	13,982	(13,982)	70,971

Total liabilities and shareholders’ equity	$591,285	$31,235	$(31,235)	$591,285

	For the Three Months Ended March 26, 2005
Statement of Operations	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated
	(in thousands)
Net sales	$197,739	$—	$—	$197,739
Cost of sales	162,010	—	—	162,010

Gross profit	35,729	—	—	35,729
Operating expenses	36,841	—	—	36,841

Loss from operations	(1,112)	—	—	(1,112)
Interest (income) expense	9,321	(1,037)	—	8,284
All other (income) expense	1,519	(1,491)	—	28
Equity in earnings of subsidiary	(2,528)	—	2,528	—

Total other (income) expense	8,312	(2,528)	2,528	8,312

Income (loss) before income taxes	(9,424)	2,528	(2,528)	(9,424)
Income tax benefit	(3,977)	—	—	(3,977)

Net income (loss)	$(5,447)	$2,528	$(2,528)	$(5,447)

	For the Three Months Ended March 26, 2005
Statement of Cash Flows	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(5,447)	$2,528	$(2,528)	$(5,447)
Equity in earnings of subsidiary	(2,528)	—	2,528	—
Other operating cash flows	(7,678)	(2,528)	—	(10,206)

Net cash used in operating activities	(15,653)	—	—	(15,653)
Net cash used in investing activities	(1,680)	—	—	(1,680)
Net cash provided by financing activities	22,695	—	—	22,695

Net increase in cash	5,362	—	—	5,362
Cash at beginning of year	2,313	8	—	2,321

Cash at end of year	$7,675	$8	$—	$7,683

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a leading distributor of imprintable sportswear and accessories in the United States. Imprintable sportswear and accessories is an estimated $8 billion U.S. market in wholesale revenues and includes undecorated or “blank” T-shirts, sweatshirts, polo shirts, fleece, outerwear, caps, bags and other imprintable accessories that are decorated primarily for advertising and promotional purposes. We source product from more than 50 suppliers, including Gildan, Hanes, Russell, Anvil and Fruit of the Loom. Other exclusive or near-exclusive suppliers include retail brands such as Adidas Golf, Columbia Sportswear and Champion. We consider the term “near-exclusive” to represent those arrangements where, although not contractually entitled to exclusivity, we believe we are the only distributor to offer these products in an annual catalog to the imprintable sportswear industry. In addition to our distribution suppliers, we develop and source products from over 16 countries to support our private label brand initiatives, which include the brands Devon & Jones, HYP, Authentic Pigment, Desert Wash, Harvard Square, Chestnut Hill, Great Republic and Harriton. Our products are sold to over 70,000 customers, primarily advertising specialty companies, screen printers, embroiderers and specialty retailers who decorate our blank product with corporate logos, brands and other promotional images. Our decorator customers then sell imprinted sportswear and accessories to a highly diversified range of end-consumers, including Fortune 1000 companies, sporting venues, concert promoters, athletic leagues, educational institutions and travel resorts. We believe our end-consumers are increasingly recognizing imprintable sportswear and accessories as highly differentiated, cost-effective advertising and promotional tools that help them grow their respective businesses and brand images. As a result, imprintable sportswear unit volume has grown significantly over the last ten years, increasing at a compound annual growth rate of approximately 7%.

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

In August 2004, we acquired all the shares of beneficial interest of NES Clothing Company Holdings Trust (“NES”), a leading distributor of imprintable sportswear in New England. The purchase price was approximately $31.7 million, which included payment of consideration to NES shareholders, retirement of all NES indebtedness and payment of transaction fees. We funded the acquisition with $12.4 million of new equity invested by Bain Capital and $19.3 million of borrowings using available capacity under our revolving credit facility. NES and its subsidiary were merged with and into Broder Bros., Co. As a result of such merger, NES’s and its subsidiary’s corporate existences were terminated.

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

Distribution Center Consolidation Plan

We continue to execute our strategy to create multi-branded distribution centers to both improve inventory availability to customers and reduce overall inventory levels. Improved inventory availability is expected to generate increased revenue and profitability, as well as operational savings realized through higher volume relative to fixed costs. Immediate cash requirements to execute the multi-branded distribution center consolidation strategy are expected to be financed through borrowings on the existing revolving credit facility and capital lease transactions. Anticipated inventory reductions resulting from the consolidation strategy and the resulting debt reductions are expected to substantially offset the cash outflows for the strategy.

As disclosed in the second quarter 2006 Form 10-Q, we leased a 330,000 square foot facility in Fresno, CA and have consolidated our Alpha division La Mirada, CA and our Broder division Fresno, CA distribution facilities into the new multi-branded Broder-Alpha facility. The Fresno location began to operate in a multi-branded capacity in October 2006. To facilitate protection and growth of its market position in Southern California, we expect to operate a scaled-down 30,000 square foot facility in Santa Fe Springs, CA which will offer an assortment of products customized to the local needs and preferences of the market and will serve as a customer pick-up operation for the Southern California market. The Santa Fe Springs location is expected to commence operations during the fourth quarter 2006. The benefit of inventory reductions covers a substantial portion of the California initiative.

In connection with the California market consolidation, we expect to record total restructuring charges of $2.3 million, consisting of $2.1 million of present value of future lease obligations and $0.2 million for severance and related benefits. We also expect to incur approximately $0.7 million of transition and start-up costs, resulting in total operating expenses of approximately $3.0 million. During the nine months ended September 30, 2006, we have recorded $0.1 million in severance and related benefits charges and approximately $0.7 million of transition and start-up costs. We expect to record the balance of these charges during the fourth quarter 2006. The future lease obligations will be funded as lease payments come due through the first quarter 2009. In addition, we expect to incur capital expenditures of approximately $3.8 million and we expect to realize approximately $4.0 million of inventory savings by the end of the second quarter 2007.

We will consolidate our Broder division Louisville, KY facility into our new 425,000 square foot facility in Chicago, IL during the fourth quarter 2006. In addition to the Louisville, KY consolidation into Chicago, we expect to consolidate four additional Midwest distribution centers into our multi-branded Chicago facility. Similar to our strategy in Southern California, we intend to operate scaled-down customer pick-up operations in certain Midwest locations where distribution centers are to be rationalized. Our Midwest multi-brand consolidation strategy is expected to be substantially complete by the end of the third quarter 2007. The benefit of inventory reductions is expected to fully fund the Midwest initiative.

In connection with the Midwest consolidation, we expect to record total restructuring charges of $8.6 million, consisting of $8.1 million of present value of future lease obligations and $0.5 million for severance and related benefits. We also expect to incur approximately $1.4 million of transition and start-up costs, resulting in total operating expenses of approximately $10.0 million. During the nine months ended September 30, 2006, we have recorded less than $0.1 million in severance and related benefits charges and none of the transition and start-up costs. We expect to record the balance of these charges as the strategy is executed through the second quarter 2007. The future lease obligations will be funded as lease payments come due through the first quarter 2015. In addition, we expect to incur capital expenditures of approximately $4.9 million and we expect to realize approximately $15.3 million of inventory savings, the majority of which is expected by the end of the third quarter 2007.

In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the charges noted above for the future lease obligations include estimates for the amount of sub-lease rental income we expect to receive. The total operating expenses noted above exclude incremental depreciation expense resulting from a change in the estimated useful lives of leasehold improvements and certain other fixed assets.

Results of Operations

The following table sets forth the amounts and the percentages of net sales that items in the consolidated statement of operations constitute for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
Net Sales	$249.2	100.0%	$255.6	100.0%	$718.3	100.0%	$715.4	100.0%
Cost of sales	203.0	81.5	211.4	82.7	587.1	81.7	586.3	82.0

Gross profit	46.2	18.5	44.2	17.3	131.2	18.3	129.1	18.0
Warehousing, selling, and administrative expenses	32.4	13.0	30.7	12.0	97.5	13.7	93.4	13.1
Depreciation and amortization	5.4	2.2	4.8	1.9	14.7	2.0	14.8	2.1
Restructuring and asset impairment charges	(0.1)	—	0.9	0.4	1.7	0.2	2.0	0.3

Income from operations	8.5	3.4	7.8	3.1	17.3	2.4	18.9	2.6
Interest expense, net	12.6	5.1	9.4	3.7	31.0	4.3	26.6	3.7
Income tax provision (benefit)	(1.6)	(0.7)	0.1	—	(5.7)	(0.8)	(2.5)	(0.4)

Net Loss	$(2.5)	(1.0)%	$(1.7)	(0.7)%	$(8.0)	(1.1)%	$(5.2)	(0.7)%

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Net Sales. Net sales decreased by approximately $6.4 million, or 2.5%, from $255.6 million for the three months ended September 30, 2005 to $249.2 million for the three months ended September 30, 2006. Net of a $0.2 million contribution from the acquired Amtex business, the decrease in net sales resulted from the net impact of (i) a 4.6% decrease in unit volume (estimated impact of $11.7 million) partially offset by (ii) higher average selling prices and product mix (estimated impact of $5.1 million). Unit volume decreases during the third quarter 2006 compared to the third quarter 2005 were offset by increased average selling prices and increased gross profit per unit in our trade brand commodity products. Unit volumes and gross profit per unit declined during the third quarter 2006 compared to the third quarter 2005 in our private label and exclusive brand products. Lower private label and exclusive inventory levels led to volume declines. We expect to see continued growth in our trade brand revenues due to our increased emphasis on the growth of our trade brand business. We also expect to see continued growth in the average selling prices of our private label brand revenues due to our focus on key styles within our private label brands. We anticipate continued lower revenues in our exclusive brand products compared to prior periods for the remainder of fiscal 2006 due to the termination of one vendor relationship at the end of 2005.

Gross Profit. Gross profit increased by $2.0 million, or 4.5%, from $44.2 million for the three months ended September 30, 2005 to $46.2 million for the three months ended September 30, 2006. The increase in gross profit was primarily due to higher average selling prices and increased gross profit per unit in our commodity trade brand products, partially offset by lower unit volumes in private label and exclusive brand products. Air freight premiums to improve inventory service levels and incremental discounts on certain styles also contributed to the lower gross profit per unit on private label brand products. Gross margin increased to 18.5% from 17.3% over the same period in the prior year.

Warehousing, Selling and Administrative Expenses (Including Depreciation and Amortization). Warehousing, selling and administrative expenses increased $2.3 million, or 6.5%, from $35.5 million for the three months ended September 30, 2005 to $37.8 million for the three months ended September 30, 2006. The increase was primarily the result of: (i) increased consulting costs of $0.4 million attributable to our ongoing inventory and supply chain improvement initiative; (ii) increased amortization of prepaid catalog costs of $0.4 million due to an accelerated mailing date for our fiscal 2007 catalogs; (iii) increased management fee expense of $0.9 million; (iv) $1.4 million in incremental distribution center and call center consolidation costs and legal costs incurred in the successful defense of a unionization effort in one of our distribution centers; and (v) incremental depreciation expense of $0.8 million resulting from our distribution center consolidation plan; offset by continued efficiency improvement in variable costs of operating our call centers and $0.8 million in reduced marketing costs. We expect to have continued efficiency improvement in variable costs of operating our call centers during the remainder of 2006, but we expect to see short-term start-up inefficiencies in our variable distribution center operating costs during the transition of unit volumes from more mature and highly efficient smaller distribution facilities into the newer and larger multi-branded distribution facilities. In the long-term, distribution center variable operating costs are expected to be more efficient than current levels. In addition, in accordance with the Advisory Services Agreement, we expect to incur $1.5 million in higher management fees during fiscal 2006 relative to fees paid in fiscal 2005.

Restructuring and Asset Impairment Charges. As more fully described in Note 8 to the consolidated financial statements and in “Distribution Center Consolidation Plan” elsewhere in this Management’s Discussion and Analysis of

Financial Condition and Results of Operations, we recorded restructuring charges of $(0.1) million and $0.9 million during the three months ended September 30, 2006 and 2005, respectively. The reduction in restructuring charges recorded during the third quarter 2006 resulted from the $0.1 million reversal of severance and benefit costs related to the NES corporate staff reductions that were previously recorded, partially offset by additional severance and benefit costs for distribution center closures related to our ongoing distribution center consolidation plan. As disclosed in Note 8, we will consolidate our Alpha division La Mirada, CA distribution center into a new dual-branded Broder-Alpha facility in Fresno, CA. In connection with the California market consolidation, we expect to record fourth quarter 2006 restructuring charges of approximately $2.2 million consisting of approximately $2.1 million representing the fair value of future lease obligations and less than $0.1 million in severance and related benefits. Also during the fourth quarter of 2006, we expect to record additional restructuring charges of $0.3 million related to the Broder division Louisville, KY distribution center as we begin consolidating existing facilities in the Midwest into a new facility in Chicago.

Income from Operations. As a result of the factors described above, income from operations increased by approximately $0.7 million, or 9.0%, from $7.8 million for the three months ended September 30, 2005 to $8.5 million for the three months ended September 30, 2006.

Interest Expense. Interest expense increased by $3.2 million from $9.4 million for the three months ended September 30, 2005 to $12.6 million for the three months ended September 30, 2006. The net increase was due to approximately $3.0 million of deferred financing fees that were written off related to our credit facility refinancing which was completed during the third quarter 2006. The higher interest expense was partially offset by recognition of lower average outstanding balances on variable rate debt and a decrease of approximately 140 basis points in the average interest rate on our revolving debt (combined impact of approximately $0.3 million), offset by a $0.1 million net positive effect of changes in the fair value of interest rate swaps. We expect debt levels to improve moderately throughout the remainder of fiscal 2006 relative to fiscal 2005, which will have a favorable impact on resulting interest expense. The favorable impact could be offset by higher interest rates on variable rate debt.

Income Taxes. The income tax provision (benefit) was $(1.6) million and $0.1 million for the three months ended September 30, 2006 and 2005, respectively. The difference between the U.S. federal statutory rate and the effective benefit rate relates primarily to the state and local taxes and meals and entertainment.

Net Loss. As a result of the factors described above, net loss increased by $0.8 million from a net loss of $(1.7) million for the three months ended September 30, 2005 to a net loss of $(2.5) million for the three months ended September 30, 2006.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Net Sales. Net sales increased by approximately $2.9 million, or 0.4%, from $715.4 million for the nine months ended September 30, 2005 to $718.3 million for the nine months ended September 30, 2006. Net of a $0.2 million contribution from the acquired Amtex business, the increase in net sales resulted from the net impact of (i) an increase in average selling prices and product mix (estimated impact $2.1 million) and (ii) a 0.1% increase in unit volume (estimated impact of $0.6 million). The product mix shift was due to an increase of approximately 6.9% in private label brand revenues, a 0.4% increase in trade brand revenues and a 12.7% decrease in exclusive brand revenues, primarily due to the reasons described in the discussion of net sales for the three months ended September 30.

Gross Profit. Gross profit increased by $2.1 million, or 1.6%, from $129.1 million for the nine months ended September 30, 2005 to $131.2 million for the nine months ended September 30, 2006. The increase in gross profit was attributable to the combined effect of higher unit volumes in trade brand products and the higher mix of private label brand revenues which generally have average gross margins which are higher than trade brand products, offset by $2.7 million in incremental discounting and phase out reserves recorded for underperforming private label brand styles. Gross margin increased to 18.3% from 18.0% over the same period in the prior year.

Warehousing, Selling and Administrative Expenses (Including Depreciation and Amortization). Warehousing, selling and administrative expenses increased $4.0 million, or 3.7%, from $108.2 million for the nine months ended September 30, 2005 to $112.2 million for the nine months ended September 30, 2006. The increase was primarily the result of: (i) increased consulting costs of $2.2 million attributable to our ongoing inventory and supply chain improvement initiative; (ii) increased amortization of prepaid catalog costs of $1.1 million due to an accelerated mailing date for our fiscal 2007 catalogs; (iii) incremental expenses for expanded space and higher real estate taxes and utilities in certain distribution centers of approximately $2.3 million; (iv) increased management fee expense of $1.4 million; (v) $2.0 million in incremental distribution center and call center consolidation costs and legal costs incurred in the successful defense of a unionization effort in one of our distribution centers; and (vi) incremental depreciation expense of $1.1 million resulting from our distribution center consolidation plan; offset by continued efficiency improvement in variable costs of operating our call centers, $2.5 million in reduced marketing costs, approximately $1.3 million in favorable bad debt experience and approximately $0.6 million in savings from the elimination of duplicative head count positions and the closure of a facility during 2005 in connection with the NES integration.

Restructuring and Asset Impairment Charges. As more fully described in Note 8 to the consolidated financial statements, we recorded restructuring charges of $1.7 million during the nine months ended September 30, 2006. These restructuring charges consisted of $0.5 million in call center closure costs and $0.4 million of cash severance and related benefit payments in accordance with the consolidation of call centers from seven to three; a $0.8 million restructuring charge related to the consolidation of our Broder Houston facility into the existing Alpha Houston facility, which now operates as a dual-branded Alpha-Broder facility; and $0.1 million of severance and related benefit charges for our La Mirada and Louisville distribution centers. We also recorded a $0.1 million reversal of severance and benefit costs related to the NES corporate staff reductions that were previously recorded. During the nine months ended September 30, 2005, we recorded a $2.0 million restructuring charge related to the integration of NES and the closures of two Broder division distribution facilities.

Income from Operations. As a result of the factors described above, income from operations decreased by approximately $1.6 million, or 8.5%, from $18.9 million for the nine months ended September 30, 2005 to $17.3 million for the nine months ended September 30, 2006.

Interest Expense. Interest expense increased by $4.4 million from $26.6 million for the nine months ended September 30, 2005 to $31.0 million for the nine months ended September 30, 2006. The net increase was due to approximately $3.0 million of deferred financing fees that were written off related to our credit facility refinancing which was completed during the third quarter 2006. There was also an increase of approximately 215 basis points in the average interest rate on our revolving debt and a $0.2 million net negative effect of changes in the fair value of interest rate swaps, which was partially offset by lower average outstanding balances on variable rate debt (combined impact of approximately $0.8 million).

Income Taxes. The income tax benefit was approximately $5.7 million and $2.5 million for the nine months ended September 30, 2006 and 2005, respectively. The difference between the U.S. federal statutory rate and the effective benefit rate relates primarily to the state and local taxes and meals and entertainment.

Net Loss. As a result of the factors described above, net loss increased by $2.8 million from a net loss of $(5.2) million for the nine months ended September 30, 2005 to a net loss of $(8.0) million for the nine months ended September 30, 2006.

Liquidity and Capital Resources

Cash Flows

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Net cash provided by operating activities was approximately $10.8 million for the nine months ended September 30, 2006 compared to cash used in operating activities of approximately $21.9 million for the nine months ended September 30, 2005. The change in cash flows from operating activities was due principally to $34.3 million of fewer inventory purchases during the nine months ended September 30, 2006 relative to the nine months ended September 30, 2005. The increase during 2005 was significantly driven by a build up of private label inventories resulting from the 2005 introduction of four new private label brands and additional style introductions within existing brands. Our distribution center consolidation initiative has also contributed to less inventory in 2006 compared to 2005.

Net cash used in investing activities was $11.7 million and $3.7 million for the nine months ended September 30, 2006 and 2005, respectively. The cash used in investing activities included capital expenditures of $5.2 million and $3.7 million or the nine months ended September 30, 2006 and 2005, respectively. The 2006 cash used in investing activities also included the $6.5 million acquisition of Amtex Imports Inc.

Net cash provided by financing activities was approximately $2.8 million and $30.1 million for the nine months ended September 30, 2006 and 2005, respectively. The change in cash flows from financing activities was primarily attributable to net repayments under the revolving credit facility for the nine months ended September 30, 2006 compared to net borrowings for the nine months ended September 30, 2005, partially offset by the change in our book overdraft position for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Borrowings under the revolving credit facility support our inventory purchases, which were lower during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Liquidity Position

In August 2006, we entered into an amended and restated credit agreement (“Credit Agreement”) which provides for aggregate borrowings of up to $225.0 million, including provision for up to $25.0 million of letters of credit. As of September 30, 2006, outstanding borrowings on the Credit Agreement were $82.3 million, and outstanding letters of credit were $15.2 million, which left $117.9 million of available borrowing capacity as determined by borrowing base availability.

The Credit Agreement is secured by first priority pledges of all the equity interests owned by us in our domestic subsidiaries and 65% of all equity interests in any future foreign subsidiaries. The Credit Agreement is also secured by first priority interests in, and mortgages on, substantially all tangible and intangible assets and each of our direct and indirect domestic subsidiaries and 65% of the equity interests of any future foreign subsidiaries. Availability under the Credit Agreement is based on a borrowing base calculated using advance rates applied to eligible accounts receivable and eligible inventory. The Credit Agreement is available until August 2011.

The Credit Agreement contains both affirmative and negative covenants which, among other things, may require us to meet a minimum consolidated fixed charge coverage ratio, as defined in the Credit Agreement, and places limits upon capital expenditures, disposals of assets, mergers and acquisitions, further indebtedness, transactions with affiliates and other customary restrictions. The occurrence of certain of these events may accelerate required repayment. As of September 30, 2006, we were in compliance with all covenants.

In September 2003, we completed a private offering of $175.0 million 11 1/4% senior notes due 2010. The proceeds of the private offering were used to finance the Alpha acquisition, repay existing indebtedness and to pay related fees and expenses. In November 2004, we completed a private offering of an additional $50.0 million 11 1/4% senior notes due 2010.

The indenture governing the senior notes and the Credit Agreement, among other things, (i) restrict the ability of us and our subsidiaries, including the guarantors of the senior notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (ii) prohibit certain restrictions on the ability of certain of our subsidiaries, including the guarantors of the senior notes, to pay dividends or make certain payments to us and (iii) place restrictions on the ability of us and our subsidiaries, including the guarantors of the senior notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to the senior notes and the Credit Agreement also contains various covenants which limit our discretion in the operation of our businesses. As of September 30, 2006, we were in compliance with all covenants under the indenture.

We rely primarily upon cash flow from operations and borrowings under our Credit Agreement to finance operations, capital expenditures and fluctuations in debt service requirements. Availability under the revolving credit facility fluctuates due to seasonal flows of the business, which impacts our borrowing base and our decisions around investment in inventory and overall growth of the business. Historically, the low point of our availability arises during the first and second quarters of each fiscal year as revenues reach seasonal lows during December, January and February, compounded by the simultaneous consumption of availability to bolster inventory levels for the ensuing season.

The increase in outstanding borrowings under the then-existing revolving credit facility during fiscal 2005 was primarily attributable to increased inventory levels associated with the 2005 introduction of four new private label brands and additional style introductions within existing brands. While we expect to experience continued growth of private label brand revenues in 2006 and beyond, we do not expect to experience continued increases in inventory levels during fiscal 2006, due to fewer product introductions and phase out of underperforming private label styles. Furthermore, we expect our ongoing inventory and supply chain improvement initiatives to lead to lower inventory levels as we progress through fiscal 2006. We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations during the seasonal low period, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures and other needs of the business for at least the next twelve months. However, no assurance can be given that this will be the case, and we may require additional debt or equity financing to meet our working capital requirements.

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

Off Balance Sheet Arrangements

Our revolving credit facility contains provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the revolving credit agreement of $225.0 million. As of September 30, 2006, we had approximately $15.2 million of outstanding letters of credit related to commitments for the purchase of inventory.

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

Contractual Cash Obligations

The following table presents the aggregate amount of future cash outflows under our contractual cash obligations and commercial commitments as of September 30, 2006:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(dollars in millions)
Credit agreement	$82.3	$—	$82.3	$—	$—
Senior notes(1)	225.0	—	—	225.0	—
Operating lease obligations	94.3	14.2	25.1	21.1	33.9
Capital lease obligations	3.5	1.5	1.7	0.3	—
Supply agreements(2)	10.5	6.2	4.3	—	—
Noncompete agreement	1.4	0.5	0.9	—	—
Promissory note payable (to former owner of Amtex)	0.3	0.3	—	—	—
Expected interest payments(3)	104.0	26.1	51.5	26.4	—

Total contractual cash obligations	$521.3	$48.8	$165.8	$272.8	$33.9

(1)	Amounts shown do not include $1.0 million of premium that will be amortized over the term of the senior notes.
(2)	We are party to two separate supply agreements. In one supply agreement we are committed to purchase a minimum of $4.0 million of product in 2006 and another $2.5 million per year in 2007 and 2008. Any shortfall in committed purchases for a given year may be carried forward or backward one year, subject to certain limits. If after carry forward or backward, actual purchases still fall short of committed levels, a penalty of 7.5% of the shortfall will be incurred. In the other supply agreement we have committed to purchase a total of $15.0 million at a minimum of $5.0 million of product per year through 2007. We do not believe these purchase commitments exceed normal requirements.
(3)	Represents expected interest payments for the life of the senior notes.

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

Goodwill and Intangible Assets. Goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. We perform impairment evaluations for goodwill and indefinite-lived assets at least annually in the fourth quarter, or upon a triggering event, using discounted expected future cash flows. In addition, we have recorded other indefinite-lived intangible assets (the trade names “Alpha,” “Alpha Shirt Company”) as well as certain finite-lived intangible assets (primarily the trade names “NES Clothing” and “Harvard Square”) and customer relationship intangibles. These finite-lived intangible assets are being amortized on a straight-line basis over their average useful lives ranging from 2 to 8 years.

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

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 requires that the impact of a tax position be recognized in the financial statements if it is more likely than not that the tax position will be sustained on tax audit, based on the technical merits of the position. FIN No. 48 also provides guidance on derecognition of tax positions that do not meet the “more likely than not” standard, classification of tax assets and liabilities, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential impact of FIN No. 48 on our financial position, results of operations and cash flows upon adoption on December 31, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies that the term fair value is intended to mean a market-based measure, not an entity-specific measure and gives the highest priority to quoted prices in active markets in determining fair value. SFAS No. 157 requires disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157 on our financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). SAB No. 108 requires a “dual approach” for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years’ misstatements, and a method that focuses on the period-end balance sheet. SAB No. 108 will be effective for the Company in fiscal year 2007. We anticipate that SAB No. 108 will not have a material effect on our financial condition, results of operations or cash flows.

Sarbanes-Oxley Section 404 Compliance

We incur certain costs associated with being an SEC registrant because we registered debt securities in April 2004. We are currently a non-accelerated filer because we do not have common equity securities registered with the SEC. For the year ending December 31, 2007, under current rules, pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to deliver a report that assesses the effectiveness of our internal controls over financial reporting and our auditors will be required to deliver an attestation report on management’s assessment of, and operating effectiveness of, internal controls over financial reporting. The SEC issued a release in August 2006, however, announcing that the Commission has proposed to extend the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor’s attestation report on internal controls over financial reporting. The deadline would be moved to the first annual report for fiscal years ending on or after December 15, 2008.

We have a substantial effort ahead of us to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their functionality. We have begun documenting and/or implementing the additional processes and procedures necessary for Sarbanes-Oxley Section 404 compliance during the third quarter of 2006, and such work is scheduled for completion in May 2007.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this document. Risk factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in forward-looking statements include, but are not limited to, the following:

•	the competitiveness of our industry, including competition based on price, product quality, breadth of product selection, quality of service and delivery times;

•	general economic conditions;

•	disruptions in our distribution centers;

•	ability to execute on our acquisition strategy and the related integration of acquired companies, including the realization of anticipated operating synergies and cost savings;

•	dependence of a significant portion of our products from a limited group of suppliers;

•	ability to predict customer demand for our private label products to succeed and the ability to manage the additional complexity in our operations, including increases to our working capital investment and increased level of inventory risk;

•	ability to execute on our distribution center consolidation plan, including the realization of anticipated inventory reductions and maintaining current customer service levels;

•	ability to successfully re-launch the Broder, Alpha and NES websites during the fourth quarter 2006 and first quarter 2007;

•	significant reliance on one shipper to distribute our products to our customers; and

•	our substantial level of indebtedness.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2006, we had $82.3 million of debt outstanding under our revolving credit facility. Our revolving credit facility is subject to variable interest rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the September 30, 2006 level of borrowings, and further considering the interest rate protection agreements currently in place (see following paragraph), we estimate that a one percentage point increase in interest on our variable rate debt agreements would have increased interest expense for the three and nine months ended September 30, 2006 by approximately $0.2 million and $0.5 million, respectively.

We have entered into interest rate protection agreements whereby we have contracted to pay a fixed interest rate in exchange for receipt of a variable rate. The $10.0 million notional principal amount under an interest rate protection agreement terminates in October 2008. We have elected not to apply hedge accounting for the currently outstanding interest rate protection agreement. Accordingly, we record our interest rate swaps at fair value on the balance sheet and record gains and losses on this contract as well as the periodic settlements of this contract through our statement of operations. We recorded other income of $(0.1) million and $0.2 million during the three months ended September 30, 2006 and 2005, respectively. We recorded other income of $0.2 million and $0.8 million during the nine months ended September 30, 2006 and 2005, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the third quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.24	Amended and Restated Credit Agreement dated as of August 31, 2006, among Broder Bros., Co., the Borrowers, the Subsidiary Guarantors, the Lenders, Banc of America Securities LLC, as sole lead arranger and bookrunner, Bank of America, N.A., as Administrative Agent and Collateral Agent for the Secured Parties, Swingline Lender and Issuing Bank, JPMorgan Chase Bank, N.A., as Syndication Agent, and Comerica Bank, General Electric Capital Corporation and LaSalle Bank Midwest, as Co-Documentation Agents.

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2006	BRODER BROS., CO.

	By:	/s/ THOMAS MYERS
Thomas Myers
Chief Executive Officer and Director
(Principal Executive Officer)

November 14, 2006
	By:	/s/ DAVID J. HOLLISTER
David J. Hollister
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)