Form 10-K
period 2006-12-30
BRODER BROS CO
filed 2007-04-02
CIK 1266700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

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

As of July 1, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the registrant’s equity securities.

As of March 23, 2007 there were 963,637 shares of Class L, Series 1 common stock outstanding; 931,635 shares of Class L, Series 2 common stock outstanding; 2,785,656 shares of Class L, Series 3 common stock outstanding; 2,693,147 shares of Class L, Series 4 common stock outstanding; 9,695,252 shares of Class A common stock outstanding; and 28,723,203 shares of Class B common stock outstanding.

Broder Bros., Co. and Subsidiaries

Form 10-K

PART I

ITEM 1.	BUSINESS

THE COMPANY

We are a leading distributor of imprintable sportswear and accessories in the United States. We operate under three well-recognized brands: “Broder,” “Alpha” and “NES.” By maintaining three distinct catalogs, websites, sales forces and call centers, we are able to preserve the strong brand name recognition and customer goodwill that has been generated from over 175 combined years of independent operations. Meanwhile our integrated back office operations provide significant economies of scale. We operate within the U.S. imprintable sportswear and accessories market, which is estimated to be an annual $8 billion market at wholesale revenues. Imprintable sportswear and accessories includes undecorated or “blank” T-shirts, sweatshirts, polo shirts, outerwear, caps, bags and other imprintable accessories that are decorated for a wide variety of purposes including advertising and promotion of companies, uniforms, retail, educational institutions, resorts, teams, etc. Unit volume within the market is approximately 2.5 billion units and has grown significantly over the last ten years, increasing at a compound annual growth rate of approximately 6%. We provide our decorator customers with value-added merchandising, marketing and promotional support that helps our customers grow their businesses. Our decorator customers in turn sell our products to a wide variety of end-consumers, including corporations, retail stores, educational institutions, resorts, sports teams, etc. We purchase product from more than 70 suppliers. Our five largest suppliers of basic trade products are Gildan, Russell, Hanes, Fruit of the Loom and Anvil. We buy higher-end, retail products from such brands as Adidas Golf, Champion and Columbia Sportswear on an exclusive or near-exclusive basis. We consider the term “near-exclusive” to represent those arrangements where, although not contractually entitled to exclusivity, we believe we are the only distributor to offer these products to the imprintable sportswear industry in an annual catalog. In addition to purchasing from these suppliers, we develop and source products from over 16 countries to support our private label brands, which include the Devon & Jones, Chestnut Hill, Authentic Pigment, Harriton, HYP, Desert Wash, Great Republic and Harvard Square brands. We had net sales of $959.3 million, income from operations of $26.6 million and a net loss of $7.7 million for the fiscal year ended December 30, 2006.

We sell our products to over 80,000 customers, primarily advertising specialty companies, screen printers, embroiderers and specialty retailers who decorate our blank product with corporate logos, brands and other images. Our decorator customers then sell imprinted sportswear and accessories to a highly diversified range of end-consumers, including Fortune 1000 companies, sporting venues, concert promoters, athletic leagues, educational institutions and travel resorts. In addition, some of our products are sold to end-consumers without decoration. We believe corporations are increasingly recognizing imprintable sportswear and accessories as highly differentiated, cost-effective advertising and promotional tools that help them grow their respective businesses and brand images.

We believe that the highly fragmented nature of our customer base enables us to serve a critical function within our industry. We believe none of our suppliers offers a complete line of imprintable sportswear and accessories, and the majority lack the distribution scale, infrastructure and expertise to sell and service a highly fragmented potential customer base. The customer base is estimated at over 100,000 regional and local decorators, who typically place small orders which average approximately $245 consisting of mixed product categories and expect receipt of shipment within one or two days. In addition, approximately 9% of our sales come from pick-up orders at one of our distribution facilities. Because of our scale, we are able to purchase truckload quantities directly from suppliers, obtain favorable pricing, efficiently manage our inventory when buying products, maintain a national sales force and produce high quality catalogs and websites to market effectively to our customers.

Our customers choose distributors based on several purchasing criteria, including price, depth of inventory and service. Service has several dimensions including breadth of product selection, access to leading brands, speed of delivery, marketing resources and customer service, catalog and website quality. We believe we provide our customers with compelling value across all of these purchasing criteria. We believe this strategy continues to make us a destination point for our customers to buy trade brand products at competitive prices. At yearend, we had $233.3 million of finished goods inventory. We offer a broad selection of over 40,000 SKUs and over 45 brands. We are the exclusive or near-exclusive distributor in our market for several industry-leading retail brands such as Adidas Golf, Champion and Columbia Sportswear. In addition, we offer a line of private label brands such as Devon & Jones, Chestnut Hill, Authentic Pigment, Harriton, HYP, Desert Wash, Great Republic and Harvard Square, which we believe are complementary to our trade brands. In addition, we believe this strategy affords us higher gross margins and enables us to expand our product assortment to better service our existing channels not adequately serviced by trade brands and also reach new channels, such as specialty retail.

We operate the largest distribution network in the industry, which consists of 17 distribution facilities located throughout the U.S. We operate four express facilities offering pickup room service to customers in the Los Angeles, CA, Louisville, KY, Detroit, MI and Northlake, IL markets. We have the ability to ship via ground parcel service to over 80% of the continental U.S. population within one business day and to over 98% of the continental U.S. population within two business days. Our Broder, Alpha and NES catalog circulation is extensive, totaling approximately 2.3 million comprehensive and 0.4 million brand-specific catalogs distributed in 2006. Our customers use our catalogs as their primary selling tool with end-consumers. As a leading distributor in the industry, we receive favorable terms from our suppliers and can, in turn, pass on these cost savings to our customers. We believe these advantages allow us to effectively compete against our competitors, the vast majority of which are small, regional and local distributors who lack our scale and resources.

HISTORY

Broder. Since its foundation in 1919 as a haberdashery distributor, Broder has grown to become one of the leading distributors of imprintable sportswear and accessories in the United States. Mr. Jack Brode, one of the founders of Robins & Brode, purchased Broder in 1955. In 1966 Broder was reincorporated in the state of Michigan. In the early 1970s, Broder evolved into a local wholesale distributor of underwear, socks and hosiery. During this time, with the growing acceptance of the T-shirt as daily wear, Broder began selling its products to the rapidly emerging imprinting and embellishment market.

Broder grew region by region. From 1991 to 1999, Broder opened five branches: Orlando, FL in 1991; Dallas, TX in 1993; Albany, NY in 1995; Fresno, CA in 1997; and Wadesboro, NC, adjacent to the central distribution center, in 1999. In addition, Broder added 32,000 square feet to its Plymouth, MI branch in 1998, which served as Broder’s headquarters prior to the Alpha acquisition, as described below. In May 2000, affiliates of Bain Capital LLC acquired Broder in a recapitalization transaction. Shortly following the recapitalization, Broder continued its geographic expansion through the acquisition of St. Louis T’s, Full Line Distributors, Gulf Coast Sportswear and T-Shirts & More, Inc. (“TSM”). Since 2000, Broder has also expanded its geographic reach into certain regions to promote organic expansion. Broder continually assesses its distribution network for efficiency opportunities, which resulted in the closures of two facilities in the fourth quarter of 2003, two facilities during fiscal 2004 and one facility during fiscal 2005. In addition, in December 2005, the Atlanta, GA facility was replaced by a dual-brand facility in Duluth, GA, which carries both Broder and Alpha products.

Alpha. The origins of Alpha date back to 1931 when a predecessor company was founded as a wholesaler of men’s dress shirts, hosiery and underwear serving sportswear and accessories retailers and institutions in the New England region. During the 1970s, Alpha progressively shifted its operations to participate in the evolving imprintable T-shirt industry. In the 1990s, a descendant of one of the founders incorporated Alpha and expanded its operations to three facilities—Philadelphia, PA; Ft. Wayne, IN; and La Mirada, CA. In 1999, Linsalata Capital Partners purchased a majority interest in Alpha. Prior to Broder’s acquisition of Alpha, Alpha successfully completed two acquisitions, Kay’s Enterprises and Good Buy Sportswear, increasing its number of distribution centers from three to five and creating an efficient nationwide distribution platform.

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

In September 2006, Broder acquired substantially all of the assets of Amtex Imports Inc. (“Amtex”), a regional imprintable activewear distributor with a single location in Northlake, IL. The Amtex acquisition facilitated our entry into the Chicago market. We closed Amtex’s distribution center in March 2007 and opened a smaller facility to service Amtex’s customer pick-up business.

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

According to data available from industry research firms, imprintable sportswear unit volume grew between 1996 and 2006 at a compound annual growth rate of approximately 6%, growing in each year other than 2001. We believe the growth is the result of the following drivers:

•	promotional product spending growing faster than traditional advertising spending;

•	imprintable sportswear and accessories used for corporate promotional purposes growing faster than other promotional spending; and

•	advances in embroidery and screen-print technology lowering the barriers to entry into the decoration industry.

In the past decade, promotional product spending has been fueled by the increased acceptance of these products as a cost-effective advertising medium. During the same time period, imprintable sportswear used for corporate promotional purposes has grown faster than total promotional products spending because, we believe, it provides superior corporate identity value relative to most other promotional products.

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

BUSINESS STRATEGY AND OUTLOOK

Our goals are to become the most profitable supplier of imprintable sportswear and the provider of choice for our customers in a highly competitive, fragmented commodity industry while generating above average industry growth. In fiscal 2006, gross profit increased to $180.7 million from $180.0 million in fiscal 2005. The following objectives are key components of our business strategy:

Maintain a balanced focus on the success of our trade brands and our private label brands. We ensure our management and capital resources promote both our trade and exclusive brand products, which accounted for more than 80% of our fiscal 2006 revenues, and our private label brand products, which generate higher margins and higher gross profit per unit than our trade and exclusive brand products. We execute this strategy by aligning our business with key suppliers, providing a broad assortment of products, improving availability of inventory, pricing our products competitively, providing financial incentives to our sales force to grow profitable business and producing catalogs that are industry leaders in quality and breadth of selection.

Improve inventory management. During 2006 we completed an inventory management project started during 2005. We engaged a national consulting firm to help us set economic inventory targets, enhance our systems and processes to develop better forecasting capabilities, and to enhance our supply planning to reduce our lead times. We built internal reporting with reliable metrics to better manage inventory and to provide accountability for both inventory turns and service levels. We have also built return on investment concepts into merchandising by evaluating the economics of every product we carry or propose to carry, and into development of the appropriate assortment for each distribution center. We are implementing a disciplined open-to-buy strategy to keep buyers from overbuying, and we are continuing to perform economic assessments of discounted bulk-buy opportunities.

Create multi-division distribution centers. We have been executing on our distribution center consolidation strategy as a significant investment to improve performance and drive growth. This strategy will generate improved inventory availability and enhanced service levels which are expected to result in increased revenue and profitability, as well as operational savings realized through higher volume relative to fixed costs. The distribution center strategy will lead to the consolidation of certain of our existing distribution centers into fewer but larger multi-branded distribution centers yielding essentially equivalent UPS ground service coverage. To maintain and grow market share while rationalizing the number the locations, we are opening and operating scaled down “Express” facilities which will have assortments customized to meet the local needs and preferences of each market and serve as customer pick-up locations. At the end of 2006, we had four multi-branded facilities in Duluth, GA, Fresno, CA, Houston, TX, and Chicago, IL and two Express facilities in Santa Fe Springs, CA and Louisville, KY. We expect to continue consolidating our markets into multi-brand distribution centers through 2007.

Control operating expenses. Following the Alpha and NES acquisitions, we eliminated redundant selling, general and administrative positions. We realized $12.4 million in annualized savings resulting from these actions, of which $11.7 million was realized in fiscal 2005 results, with the remaining incremental $0.7 million realized in fiscal 2006. Approximately $3.3 million in year-over-year savings are reflected in operating results for fiscal 2006 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Potential Acquisition-Related Cost Savings”). In addition to creating dual-brand distribution centers during 2006, we reduced the number of call centers we operate from seven to three, which is expected to yield additional operating expense savings in 2007.

PRODUCTS

We distribute a wide range of undecorated or “blank” T-shirts, sweatshirts, polo shirts, outerwear, caps, bags and other imprintable items. Within our product selection, we offer recognizable basic brands purchased from trade brand suppliers such as Gildan, Russell, Hanes, Fruit of the Loom, and Anvil. We are the exclusive or near-exclusive distributor in our market for several industry-leading retail brands, such as Adidas Golf, Columbia Sportswear and Champion. Through the success of our premium brand strategy, we have demonstrated that prominent brands can gain access to a large untapped consumer segment by working with a well-managed, national distributor. These retail brand relationships differentiate our product line from those of our competitors. In addition, we offer a line of private label brands, such as Devon & Jones, HYP, Authentic Pigment, Desert Wash, Harvard Square, Chestnut Hill, Great Republic and Harriton, which we believe are complementary to our trade brands. We believe this strategy strengthens our position as a destination point for our customers by providing them with higher quality products that are complementary to our trade brand products. In addition, we believe this strategy affords us higher gross margins and enables us to expand our product assortment to better service our existing channels not adequately serviced by trade brands and also reach new channels, such as specialty retail.

Our brands include:

Trade Brands

Adams Cap	Comfort Colors	Izod	Rabbit Skins
American Apparel	Cross Creek	Jerzees	Towels Plus
Anvil	Cubavera	Jonathan Corey	Van Heusen
Augusta	Fruit of the Loom	LAT	Weatherproof
Bella	Gildan	Lee	Yupoong
Code V	Hanes	Outer Banks

Exclusive or Near-Exclusive Premium Brands

Broder	Alpha	NES
Adidas Golf	Adidas Golf	Adidas Golf
Champion	Champion	Champion
	Columbia Sportswear	Columbia Sportswear
Hyp Hats
Big Accessories

Private Label Brands

Broder	Alpha	NES
Chestnut Hill	Devon & Jones	Devon & Jones
Desert Wash	Authentic Pigment	Harvard Square
Great Republic	Apples & Oranges	HYP
Harriton	Harriton	Authentic Pigment
Peregrine Bay	HYP	Harriton
Desert Wash

COMPETITION

We compete in a highly fragmented market where local and small regional distributors with limited geographic coverage and product offerings are common to the industry. Generally, competition in each region also includes a branch of one or more other national distributors.

Competition is based on price, depth of inventory and service. Service includes breadth of product selection, access to leading brands, quality and delivery time and sophisticated marketing programs including catalogs, other marketing materials and websites. Over the past several years, our scale has allowed us to take advantage of favorable volume purchase pricing from suppliers and to leverage investments in distribution systems and software. We believe that we lead the industry in product selection, comprehensive marketing programs, extensive sales and service forces, and expansive distribution infrastructure.

SUPPLIERS

Large scale and long-standing supplier relationships provide us with important purchasing and inventory management advantages relative to our competitors. Our scale and purchasing power with our suppliers have resulted in a number of important benefits including marketing support, previews of new product launches and favorable purchasing terms. We do business with most of our suppliers on a purchase order basis. By maintaining close communication with suppliers, we are able to synchronize our inventory management and product purchases with supplier production cycles. Understanding short-term supplier activity enables us to better size our purchases, refine targeted inventory levels and take advantage of special buying opportunities. Approximately 58% of our fiscal 2006 sales were generated from products obtained from our top three suppliers. The table below shows our largest suppliers based on sales for fiscal 2006:

Supplier	Percent of Fiscal 2006 Sales
Gildan	28.7%
Russell Corp.(1)	14.9%
Hanes(2)	14.5%
Anvil	7.5%
Fruit of the Loom	4.5%
Other	29.9%

(1)	Includes Jerzees and Cross Creek.
(2)	Includes Hanes, Outer Banks and Champion.

CUSTOMERS

We sell to more than 80,000 customers nationwide, including screen printers, embroiderers and specialty advertisers. Our customer base is highly fragmented, as indicated in the table below:

Customer	Percent of Fiscal 2006 Sales
Top 10 Customers	3.9%
Top 100 Customers	12.8%
Top 1,000 Customers	36.8%

SALES AND MARKETING

Catalogs and Selling Materials

Our catalogs are the cornerstone of our marketing strategy and we believe that the Broder, Alpha and NES catalogs are the industry leaders in quality and breadth of selection. Our catalogs are designed to have the look and feel of high-end consumer retail catalogs with attractive models, appealing photographs and a clear display of products. In addition, we offer generic catalogs that can be customized to include our customers’ logos on the cover. We believe that our customized catalogs enhance the professional image of our customers, promote customer loyalty and allow us to more effectively sell our product lines. During 2006, we distributed over 2.3 million comprehensive catalogs, which included 1.2 million custom catalogs, and an additional 0.4 million of brand-specific catalogs.

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

Call Centers and Customer Service Representatives

We maintain three call centers with dedicated customer service teams for each of the Broder, Alpha and NES brands which as of December 31, 2006 were staffed with 215 full-time representatives answering phone calls, emails, and faxes to assist our customers in placing orders, checking stock levels, looking for price quotes or requesting adjustments. Our facilities in California and Florida house representatives that support both the Alpha and Broder brands and our facility in Massachusetts has representatives that support all three brands.

Trade Shows

We take advantage of industry trade shows as an opportunity to expand and enhance our customer relationships, exhibit our product offerings and share customer merchandising strategies and new promotions with our customers. On a combined basis, the Broder, Alpha and NES divisions participate in approximately 125 trade shows annually.

Websites

We maintain three industry-leading websites to support our Broder, Alpha and NES brands, including www.broderbros.com, www.alphashirt.com and www.nesclothing.com, which allow our customers to browse online versions of our catalogs, place orders, track order status, check inventory stock, learn about our promotions, review industry trends, and receive information on marketing resources. In addition to our branded websites, we also host generic formats of our websites that allow our decorator customers to insert their own “cover” and branding. This functionality offers our customers a low-cost opportunity to leverage our customer service capabilities, promote our products, effectively service end-users and procure sales over the Internet. Through an ISP and our own internal web servers, we currently host nearly 7,000 active custom websites. In fiscal 2006, approximately 29% of our sales originated from our websites, an increase from approximately 23% of sales in fiscal 2005.

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

EMPLOYEES

As of December 30, 2006, we employed a total of approximately 1,650 full-time and 149 part-time employees, none of whom are party to collective bargaining agreements. Our management believes that employee relations are good.

ITEM 1A.	RISK FACTORS

Our industry is highly competitive and if we are unable to compete successfully we could lose customers and our sales may decline.

The imprintable sportswear and accessories market is a fragmented industry that is highly competitive. We face significant competition from national, regional and local distributors. There can be no assurance that we can continue to compete successfully with such competitors. Competition is based on price, product quality, breadth of product selection, quality of service and delivery times. To the extent that one or more of our competitors gains an advantage with respect to any key competitive factor, we could lose customers and our sales may decline. To remain competitive, we must review and adjust our pricing structure on a constant basis in response to price changes in our industry. To the extent we may be obligated to adjust our pricing policies to meet competition or we delay our pricing adjustments, our financial performance may be adversely affected if any of our competitors reduce their prices or we fail to increase prices in line with increases in our costs and expenses.

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

Our business is sensitive to the business cycle of the national economy. Deterioration in general economic conditions may adversely affect demand for our products, which could cause sales of our products to decrease. In addition, slowdowns in economic activity have in the past, and may in the future, result in our customers shifting their purchases towards lower-priced products, such as T-shirts, which adversely affects our gross profit margin. There can be no assurances that future economic conditions will be favorable to the imprintable sportswear and accessories industry. These factors have contributed historically to cause fluctuations in our results of operations and such fluctuations are expected to occur for the combined company in the future. A decline in the demand for our products or a mix shift to lower margin products due to deteriorating economic conditions could have a material adverse effect on our results of operations and financial condition.

Disruption in our distribution centers could adversely affect our results of operations.

We maintain 17 distribution centers nationwide. We may establish additional facilities to expand into new markets. A serious disruption to any distribution center or to the flow of goods in or out of our centers due to fire, earthquake, act of terrorism or any other cause could damage a significant portion of our inventory and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. We could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a distribution center. As a result, any such disruption could have a material adverse effect on our business, results of operations and financial condition.

We obtain a significant portion of our products from a limited group of suppliers. Any disruption in their ability to deliver products to us or a decrease in demand for their products could have an adverse effect on our results of operations and damage our customer relationships.

We obtain a significant portion of the products we sell from a limited group of suppliers. Approximately 58% of the products we sold in fiscal 2006 were purchased from three suppliers: Gildan, Russell Corp. and Hanes. These suppliers each account for 10% or more of the products sold by Broder, Alpha and NES on a combined basis. From time to time, we may experience difficulties in receiving orders from some of these suppliers or certain products may not be available. Their ability to supply us with our products is subject to a number of risks, including production problems at our suppliers’ facilities, work stoppages or strikes by our suppliers’ employees. The partial or complete loss of any of these sources could have an adverse effect on our results of operations and damage customer relationships. Consumer demand for these products may decrease based on a number of factors such as general economic conditions and public perception. In addition, a significant increase in the price of one or more of these products could have a material adverse effect on our results of operations.

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

Our success with respect to our private label brands is largely dependent on our ability to predict customer demand. We enter into contracts for the purchase and manufacture of our private label brands in advance of the applicable selling season. Due to longer lead times than those for our other brands, we are vulnerable to demand and pricing shifts and to suboptimal merchandising. To the extent we are unable to accurately predict customer demand, our sales and operating results will be adversely affected and we may experience inventory write-downs in excess of previously established reserves. While we believe our current strategies and initiatives appropriately address this issue, changes in styles and trends could have a material adverse effect on our customer loyalty and on our operating results. Moreover, longer lead times for our private label brands require increased working capital, which could have an adverse effect on our liquidity position.

We rely significantly on one shipper to distribute our products to our customers and any service disruption could have an adverse effect on our sales.

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

None of our employees are party to collective bargaining agreements. If employees of any of our distribution facilities were to unionize, we would incur increased risk of work stoppages and possibly higher labor costs. Although all of our facilities are currently non-unionized, organization efforts have taken place in the past. If organization efforts at any of our facilities are successful, it could have an adverse effect on our relationships with employees, labor costs and financial performance.

Loss of key personnel or our inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.

Our success in the highly competitive markets in which we operate will continue to depend to a significant extent on our leadership team and other key management personnel. Our operations could be materially adversely affected if we are unable to retain these important executives and management personnel.

We may incur restructuring or impairment charges that would reduce our earnings.

We may incur restructuring charges in connection with recent or future acquisitions. These restructuring charges would be undertaken to realign our operations, eliminate duplicative functions, rationalize our operating facilities and products, and reduce our staff. We perform impairment evaluations for goodwill and indefinite-lived intangible assets at least annually in the fourth quarter, or upon a triggering event. As a result of the Alpha and NES acquisitions, we carry a significant amount of goodwill and intangible assets and SFAS No. 142 requires us to perform an annual assessment for possible impairment. As of December 30, 2006, we had goodwill of approximately $138.4 million and indefinite-lived intangible assets of $35.6 million. If we determine our goodwill or intangibles to be impaired, the resulting non-cash charge could be substantial.

We may not successfully identify or complete future acquisitions or establish new distribution facilities, which could adversely affect our business.

We have expanded our business partly through acquisitions and by establishing new distribution facilities in new markets and we may continue to do so in the future. We may not succeed in identifying suitable acquisition candidates, completing acquisitions, integrating acquired operations into our existing operations, or expanding into new markets either through acquisitions or establishing new facilities.

In addition, future acquisitions could have an adverse effect on our operating results, particularly in the fiscal quarters immediately following their completion while we integrate the operations of the acquired business. Acquired operations or new facilities may not achieve levels of revenue, profitability or productivity comparable with those achieved by our existing operations, or otherwise perform as expected.

The current principal shareholders of Broder have significant influence over us.

Funds affiliated with Bain Capital currently collectively hold approximately 86.9% of our Class A voting common stock, 96.5% of our Class B common stock and approximately 94.4% in the aggregate of our outstanding Class L common stock (including our Series 1, 2, 3 and 4). Our Class B common stock and each series of our Class L common stock are non-voting. In addition, in connection with the $76.0 million of equity contributed to Broder by Bain Capital in September 2003, these investment funds affiliated with Bain Capital and other shareholders have entered into an amended and restated shareholders agreement (on substantially the same terms as the one entered into in connection with the May 2000 recapitalization of Broder) regarding, among other things, the voting of such capital stock. These agreements and their stock ownership give the investment funds affiliated with Bain Capital the power:

•	to prevent the approval of all matters submitted to our shareholders;

•	to elect all the directors of Broder; and

•	to limit actions related to the business, policies and affairs of Broder.

The interests of the investment funds affiliated with Bain Capital as equity holders may not be aligned with the interests of all of our stakeholders. For example, these investment funds may have an interest in pursuing acquisitions and other transactions that, in their judgment, could enhance their equity investment, even though such transactions may involve risks to holders of our senior notes and other indebtedness. In addition, we are obligated to pay Bain Capital annual management fees and expenses in certain circumstances. See “Item 13 — Certain Relationships and Related Party Transactions — Shareholders Agreement” and “Item 13 — Certain Relationships and Related Party Transactions—Advisory Agreement.”

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.

We have substantial indebtedness. As of December 30, 2006, we had approximately $344.3 million of total indebtedness. In addition, subject to restrictions in the indenture governing our senior notes and our revolving credit facility, we may incur additional indebtedness. The high level of our indebtedness could have important consequences to the holders of our senior notes and other indebtedness, including the following:

•	it may be more difficult for us to satisfy our obligations with respect to the senior notes and other indebtedness;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

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

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We are headquartered in Trevose, Pennsylvania, and operate 17 distribution facilities nationwide. Our distribution facilities are located strategically throughout the country to take advantage of ground parcel service, shipping regions and population density. We use UPS for the vast majority of our shipments. Each of our facilities is leased. The leases for such facilities are scheduled to expire between 2007 and 2017. We believe our current facilities are generally well maintained and provide adequate warehouse and distribution capacity for future operations. Our facility locations at December 30, 2006 are listed below:

Location	Division	Distribution Center	Express Facility	Call Center	Office	Sq. Feet (000s)(1)
Trevose, Pennsylvania	Corporate				✓	46
Bolingbrook, Illinois	Broder/Alpha	✓				425
Duluth, Georgia	Broder/Alpha	✓				321
Philadelphia, Pennsylvania	Alpha	✓				286
Middleboro, Massachusetts	NES	✓		✓		220
La Mirada, California(2)	Alpha	✓				210
Ft. Wayne, Indiana	Alpha	✓				181
Seattle, Washington	Alpha	✓				160
Fresno, California	Broder/Alpha	✓		✓		156
St. Petersburg, Florida	Alpha	✓		✓		146
Dallas, Texas	Broder	✓				140
Stafford, Texas	Broder/Alpha	✓				138
Albany, New York(3)	Broder	✓				129
Plymouth, Michigan(4)	Broder	✓				117
St. Louis, Missouri (5)	Broder	✓				93
Northlake, Illinois(5)	Broder/Amtex	✓				90
Orlando, Florida	Broder	✓				88
Charlotte, North Carolina (6)	NES	✓				63
Louisville, Kentucky	Broder		✓			33
Santa Fe Springs, California	Alpha		✓			33

(1)	Includes warehouse and corporate space.
(2)	We closed the La Mirada distribution center in January 2007 and began filling customers’ orders from our multi-branded facility in Fresno, CA.
(3)	We intend to close the Albany distribution center at the end of March 2007 and begin to serve customers from our Middleboro distribution center.
(4)	We closed the Plymouth distribution center in January 2007 and began filling customers’ orders from our multi-branded facility in Bolingbrook, IL.
(5)	We closed this distribution center in March 2007 and began filling customers’ orders from our multi-branded facility in Bolingbrook, IL.
(6)	We closed this distribution center in March 2007 and began filling customers’ orders from our multi-branded facility in Duluth, GA.

ITEM 3.	LEGAL PROCEEDINGS

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

There is currently no established public trading market for any class of our common stock. As of March 23, 2007, there were: (1) 9 record holders of our Class A common stock; (2) 13 record holders of our Class B common stock; (3) 9 record holders of our Class L, Series 1 common stock; (4) 9 record holders of our Class L, Series 2 common stock; (5) 13 record holders of our Class L, Series 3 common stock; (6) 13 record holders of our Class L, Series 4 common stock; (7) 9 record holders of our Class L, Series 1 warrants; and (8) 13 record holders of our Class L, Series 3 warrants.

We have not in the past paid, and do not expect for the foreseeable future to pay, dividends on any classes of our common stock. Instead, we anticipate that all of our earnings in the foreseeable future will be used in the operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions, including restrictions under our revolving credit facility and the indenture governing our 11 1/4% senior notes, and any other considerations our board of directors deems relevant.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present the summary historical consolidated financial data of Broder as of the dates and for the periods indicated. The financial information for Broder as of December 31, 2006, 2005, 2004, 2003 and 2002 and for the fiscal years ended December 31, 2006, 2005, 2004, 2003 and 2002 has been derived from the historical consolidated financial statements audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

The following financial information reflects the acquisitions of certain businesses during the period 2002 through 2006, including:

•	TSM, a regional sportswear distributor located in Louisville, KY, which was acquired in June 2003;

•	Alpha Shirt Company, a national sportswear and accessories distributor acquired in September 2003;

•	NES, a leading distributor of imprintable sportswear in New England, which was acquired in August 2004; and

•	Amtex, a regional distributor located in the Chicago, IL market, which was acquired in September 2006.

The summary information below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and Notes thereto, included in Item 8 in this Form 10-K.

	Fiscal Year Ended December 31,(1)
	2006	2005	2004	2003	2002
	(dollars in thousands)
Consolidated Statement of Income Data:
Net sales	$959,268	$978,417	$877,373	$487,785	$429,694
Cost of sales	778,549	798,419	720,056	411,123	363,472

Gross profit	180,719	179,998	157,317	76,662	66,222
Warehousing, selling and administrative expenses(2)	130,483	126,833	108,112	63,264	48,996
Depreciation and amortization	19,562	19,124	19,590	10,355	7,410
Restructuring and asset impairment charges(3)	4,089	1,880	3,528	9,073	—

Total operating expenses	154,134	147,837	131,230	82,692	56,406

Income (loss) from operations	26,585	32,161	26,087	(6,030)	9,816
Interest expense, net(4)	40,358	36,713	28,541	14,604	11,430
Other (income) expense	—	—	400	(14)	(301)

Total other expense, net	40,358	36,713	28,941	14,590	11,129

Income (loss) before provision (benefit) for income tax	(13,773)	(4,552)	(2,854)	(20,620)	(1,313)
Income tax (benefit) provision	(6,036)	(1,641)	(1,349)	(8,164)	87

Net income (loss)	$(7,737)	$(2,911)	$(1,505)	$(12,456)	$(1,400)

Other Financial Data:
Cash flow from (used in) operating activities(5)	$(1,076)	$(35,797)	$5,382	$(3,916)	$(137)
Cash flow from (used in) investing activities	(15,646)	(6,226)	(34,693)	(252,408)	2,132
Cash flow from (used in) financing activities	17,687	43,007	28,457	256,876	(3,474)
Capital expenditures(6)	8,892	6,323	4,198	2,021	4,269
Consolidated Balance Sheet Data:
Cash	$4,270	$3,305	$2,321	$3,175	$2,623
Working capital	211,288	195,107	140,300	119,518	55,119
Total assets	580,278	566,462	538,208	479,153	157,296
Total debt	344,297	319,148	271,422	263,367	87,529
Shareholders’ equity (deficit)	65,643	73,313	76,083	64,890	(12,926)

(1)

We operate on a 52- or 53-week year basis with the year ending on the last Saturday of December. Fiscal years 2006, 2004, 2003 and 2002 consisted of 52 selling weeks and fiscal year 2005 consisted of 53 selling weeks.

(2)

Warehousing, selling and administrative expenses include management and advisory fees to Bain Capital totaling $3.0 million, $1.6 million, $1.9 million, $0.6 million, and $0.8 million for the fiscal years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

(3)

Restructuring charges of $4.1 million recorded in fiscal 2006 consist primarily of distribution center closure costs incurred in connection with our distribution center consolidation plan and call center closure costs resulting from the reduction in call centers we operate from seven to three. Restructuring charges of $1.9 million recorded in fiscal 2005 consist of distribution center closure costs in connection with our distribution center consolidation plan and NES division corporate staff reductions resulting from the NES integration. Restructuring charges of $3.5 million recorded in fiscal 2004 consist of a non-cash fixed asset impairment charge for the disposal of computer software resulting from the Alpha integration, lease termination costs and severance and related benefits charges resulting from the Alpha and NES integrations. Restructuring charges of $9.1 million recorded in fiscal 2003 consist of distribution center closure costs, severance and related benefits payments for distribution center and corporate office staff reductions and non-cash fixed asset impairment charges resulting from the Alpha integration.

(4)

We sold $175.0 million in 11 1/4% senior notes due 2010 in September 2003 to finance the Alpha acquisition and repay existing indebtedness of us and Alpha. In November 2004, we sold an additional $50.0 million in 11 1/4% senior notes due 2010 to repay a portion of our then-outstanding borrowings under our revolving credit facility. In August 2006, we entered into an amended and restated revolving credit facility and wrote off $3.0 million of unamortized debt issuance costs related to the former revolving credit agreement.

(5)	Cash flow used in operating activities in fiscal 2005 included a $41.8 million increase in inventory due to the introduction of four new private label brands and an expansion of styles within brands.
(6)	Capital expenditures exclude non-cash capital expenditures financed through capital leases.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a leading distributor of imprintable sportswear and accessories in the United States. Imprintable sportswear and accessories is an estimated $8 billion U.S. market at wholesale prices and includes undecorated or “blank” T-shirts, sweatshirts, polo shirts, outerwear, caps, bags and other imprintable accessories that are decorated primarily for various purposes. We purchase product from more than 50 suppliers, including Russell, Fruit of the Loom, Hanes, Anvil and Gildan. Exclusive or near-exclusive suppliers include retail brands such as Adidas Golf, Champion and Columbia Sportswear. We consider the term “near-exclusive” to represent those arrangements where, although not contractually entitled to exclusivity, we believe we are the only distributor to offer these products in an annual catalog to the imprintable sportswear industry. In addition to purchasing from these distribution suppliers, we develop and source products from over 16 countries to support our private label brands, which include the Devon & Jones, Chestnut Hill, Authentic Pigment, Harriton, HYP, Desert Wash, Great Republic and Harvard Square brands. Our products are sold to over 80,000 customers, primarily advertising specialty companies, screen printers, embroiderers and specialty retailers who decorate our blank product with corporate logos, brands and other images. Our decorator customers then sell imprinted sportswear and accessories to a highly diversified range of end-consumers, including Fortune 1000 companies, sporting venues, concert promoters, athletic leagues, educational institutions and travel resorts. We believe our end-consumers are increasingly recognizing imprintable sportswear and accessories as highly differentiated, cost-effective advertising and promotional tools that help them grow their respective businesses and brand images. As a result, imprintable sportswear unit volume has grown significantly over the last ten years, increasing at a compound annual growth rate of approximately 6%.

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

We believe that the primary benefits from the acquisitions of Alpha and NES include greater scale, broader product offering, extended national presence, regional market share strength and differentiated customer selling support. In addition, in connection with the Alpha and NES acquisitions, we identified cost reduction opportunities in redundant selling, general and administrative functions and overlapping distribution points. The Alpha integration was completed as of the end of fiscal 2004. We realized total annualized savings of $10.8 million for the Alpha integration, consisting of redundant selling, general and administrative positions of $4.5 million and rationalization of distribution facilities of $6.3 million. The NES integration was substantially completed as of September 30, 2005. We realized total annualized savings of $1.6 million for the NES integration, consisting of redundant selling, general and administrative positions of $1.2 million and the rationalization of a distribution facility of $0.4 million.

All cost savings related to the Alpha and NES integrations are gross amounts and do not reflect unrelated increases in operating expenses related to private label initiatives, organic growth, volume and other activities as discussed throughout this document.

In September 2006, we acquired substantially all of the assets of Amtex Imports Inc. (“Amtex”), an imprintable activewear distributor based in Northlake, Illinois. Amtex was a single location distributor and the acquisition facilitated our entry into the Chicago market. Total consideration was approximately $7.1 million, consisting of $6.5 million in cash, the issuance of a $0.3 million promissory note payable to the former owner of Amtex and approximately $0.3 million in transaction costs. The acquisition was financed with borrowings under our asset-based credit facility and was substantially supported by the incremental borrowing capacity provided by the assets of Amtex. During 2007, we expect to achieve approximately $0.8 million in cost savings, consisting of the elimination of redundant selling, general and administrative positions and the rationalization of the Amtex distribution center, net of costs incurred to operate a customer pick-up location.

PURCHASE ACCOUNTING

The acquisitions of Alpha, NES and Amtex were accounted for using the purchase method of accounting. As a result, the acquisitions will prospectively affect our results of operations in certain significant respects. The aggregate acquisition consideration for Alpha and NES was allocated to the tangible and intangible assets acquired and liabilities assumed by us based upon their respective fair values as of the acquisition dates. This has resulted in a significant increase in our annual depreciation and amortization expenses. In addition, due to the effects of the increased borrowings to finance the acquisitions, our interest expense has increased significantly in the periods following the acquisitions. For more information, see “—Liquidity and Capital Resources.”

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

Kay’s Enterprises. In May 2002, Alpha acquired substantially all of the assets of Kay’s Enterprises, a regional distributor with one facility located in Stafford, TX for $3.3 million. This acquisition provided Alpha with one-business-day shipping capability throughout much of Texas and Louisiana.

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

RESULTS OF OPERATIONS

We operate on a 52- or 53-week year basis with the fiscal year ending on the last Saturday of December. For convenience, the financial information included in this Annual report on Form 10-K has been presented as ending on the last day of the nearest calendar month. Fiscal 2006 consisted of 52 selling weeks and fiscal 2005 consisted of 53 selling weeks. Tables and other data in this section may not total due to rounding.

The following table sets forth the amounts and the percentages of net sales that items in the consolidated statement of operations constitute for the periods indicated:

Fiscal Year 2006 Compared to Fiscal Year 2005

	Fiscal Year Ended December 31,
	2006		2005		Increase (Decrease)
	(dollars in millions)
Net sales	$959.3	100.0%	$978.4	100.0%	$(19.1)	(2.0)%
Cost of sales	778.6	81.2	798.4	81.6	(19.8)	(2.5)

Gross profit	180.7	18.8	180.0	18.4	0.7	0.4
Warehousing, selling and administrative expenses	130.4	13.6	126.8	13.0	3.6	2.8
Depreciation and amortization	19.6	2.0	19.1	2.0	0.5	2.6
Restructuring and asset impairment charges	4.1	0.4	1.9	0.2	2.2	115.8

Income from operations	26.6	2.8	32.2	3.3	(5.6)	(17.4)
Interest expense, net	40.3	4.2	36.7	3.8	3.6	9.8
Other expense	—	—	—	—	—	—
Income tax benefit	(6.0)	(0.6)	(1.6)	(0.2)	(4.3)	268.8

Net loss	$(7.7)	(0.8)%	$(2.9)	(0.3)%	$(4.9)	169.0%

Net Sales. Net sales decreased by approximately $19.1 million, or 2.0%, from $978.4 million for fiscal year 2005 to $959.3 million for fiscal year 2006. Net of a $7.6 million contribution from the acquired Amtex business, the decrease in net sales resulted from the net impact of (i) a 2.0% decrease in unit volume (estimated impact of $20.0 million) and (ii) a decrease in average selling prices and product mix (estimated impact of approximately $6.8 million). The product mix shift was due to a 1.8% decrease in trade brand revenues, a 15.7% decrease in exclusive brand revenues slightly offset by marginally higher private label brand revenues. Unit volumes declined during 2006 relative to 2005. Trade brand units declined on lower volume and higher margin products due to our decision to price white tee shirts slightly higher than some of our competitors. Private label units declined due to insufficient inventory levels during the second and third quarters of 2006 and exclusive brand units declined due to the termination of one vendor relationship at the end of 2005. During fiscal 2007, we expect to see growth in our trade brand revenues due to our increased emphasis on the growth of our trade brand business. We also expect to see continued growth in the average selling prices of our private label brands due to our focus on key styles within our private label brands. As noted above, our fiscal 2006 exclusive brand revenues were lower than 2005 primarily due to the termination of one vendor relationship at the end of 2005. We anticipate growth in our exclusive brand revenue during fiscal 2007 compared to fiscal 2006.

Gross Profit. Gross profit increased by $0.7 million from $180.0 million for fiscal 2005 to $180.7 million for fiscal 2006. Net of $1.1 million contribution to gross profit from the acquired business, gross profit decreased $0.4 million for fiscal 2006 compared to fiscal 2005. The change in gross profit was primarily due to higher gross profit per unit in our trade brand and exclusive brand businesses, offset by lower unit volumes. Insufficient private label brand inventory levels adversely impacted gross profit as volume was reduced by out-of-stocks in high volume products and we incurred air freight premiums to improve inventory service levels. We also offered incremental discounts on certain private label brand styles.

Gross margin increased from 18.4% for fiscal 2005 to 18.8% for fiscal 2006. There was no impact on gross margin resulting from the inclusion of Amtex in fiscal 2006.

Warehousing, Selling and Administrative Expenses (Including Depreciation and Amortization). Warehousing, selling and administrative expenses, including depreciation and amortization, increased $4.1 million from $145.9 million for fiscal 2005 to $150.0 million for fiscal 2006. Net of an increase of $0.8 million of increased warehousing, selling and administrative expenses from the acquired Amtex business, the increase was primarily the result of: (i) increased consulting costs of $2.2 million attributable to our ongoing inventory and supply chain improvement initiative; (ii) increased amortization of prepaid catalog costs of $1.1 million due to an accelerated mailing date for our fiscal 2007 catalogs; (iii) incremental expenses for expanded space and higher real estate taxes and utilities in certain distribution centers of approximately $2.3 million; (iv) increased management fee expense of $1.4 million; (v) $2.0 million in incremental distribution center and call center consolidation costs and legal costs incurred in the successful defense of a unionization effort in one of our distribution centers; and (vi) accelerated depreciation expense of $1.9 million resulting from our distribution center consolidation plan. The increase was offset by continued efficiency improvement in variable costs of operating our call centers, $4.3 million in reduced marketing costs and approximately $0.6 million in savings from the elimination of duplicative head count positions and the closure of a facility during 2005 in connection with the NES integration.

Restructuring and Asset Impairment Charges. As more fully described in Note 15 to the Consolidated Financial Statements included in Item 8 of this Form 10-K, we recorded restructuring charges of $4.1 million during the year ended December 30, 2006. These charges consisted of $3.1 million related to the distribution center consolidation of our Texas, California and Midwest markets, $0.5 million in call center closure costs and $0.4 million of cash severance and related benefit payments due to the consolidation of call centers from seven to three. We also recorded a $0.1 million reversal of severance and benefit costs related to the NES corporate staff reductions that were previously recorded. During the year ended December 30, 2005, we recorded a $1.9 million in restructuring charges related to the closures of two Broder division distribution facilities and the integration of NES. We expect to record additional restructuring and asset impairment charges during 2007 as we continue to execute our distribution center consolidation plan.

Income from Operations. As a result of the factors described above, income from operations decreased by approximately $5.6 million, from an income from operations of $32.2 million for fiscal 2005 to income from operations of $26.6 million for fiscal 2006.

Interest and Other Expense. Interest expense, net increased by $3.6 million from $36.7 million for fiscal 2005 to approximately $40.3 million for fiscal 2006. The net increase was due to approximately $3.0 million of deferred financing fees that were written off related to our revolving credit facility refinancing which was completed during the third quarter 2006. There was also an increase of approximately 200 basis points in the average interest rate on our revolving debt.

Income Tax Benefit. The income tax benefit was approximately $6.0 million and $1.6 million for the years ended December 31, 2006 and 2005, respectively. The difference between the U.S. federal statutory rate and the effective benefit rate relates primarily to state and local taxes and meals and entertainment.

Net Loss. As a result of the factors described above, the net loss for fiscal 2006 was $(7.7) million as compared to a net loss of $(2.9) million for fiscal 2005.

Fiscal Year 2005 Compared to Fiscal Year 2004

	Fiscal Year Ended December 31,
	2005		2004		Increase (Decrease)
	(dollars in millions)
Net sales	$978.4	100.0%	$877.4	100.0%	$101.0	11.5%
Cost of sales	798.4	81.6	720.1	82.1	78.3	10.9

Gross profit	180.0	18.4	157.3	17.9	22.7	14.4
Warehousing, selling and administrative expenses	126.8	13.0	108.2	12.3	18.6	17.2
Depreciation and amortization	19.1	2.0	19.6	2.2	(0.5)	(2.6)
Restructuring and asset impairment charges	1.9	0.2	3.5	0.4	(1.6)	(45.7)

Income (loss) from operations	32.2	3.3	26.0	3.0	6.2	23.8
Interest expense, net	36.7	3.8	28.5	3.2	8.2	28.8
Other expense	—	—	0.4	0.1	(0.4)	(100)
Income tax benefit	(1.6)	(0.2)	(1.4)	(0.1)	(0.2)	14.3

Net loss	$(2.9)	(0.3)%	$(1.5)	(0.2)%	$(1.4)	(93.3)%

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

Interest and Other Expense. Interest expense, net increased by $8.2 million from $28.5 million for fiscal 2004 to approximately $36.7 million for fiscal 2005. The net increase is primarily due to (i) $50.0 million of incremental 11 1/4% senior notes outstanding in fiscal 2005 that were issued in November 2004, the proceeds from which were used to pay down our revolving debt including borrowings to finance the NES transaction (impact of $2.6 million); (ii) higher debt levels necessary to support the incremental NES business and increased investment in working capital, as well as an increase of approximately 330 basis points in the average interest rate on our revolving debt (combined impact of approximately $4.7 million); and (iii) a $0.6 million net negative effect of changes in the fair value of interest rate swaps ($1.0 million and $1.6 million net positive effect of a favorable change in fiscal 2005 and 2004, respectively). Other expense of $0.4 million in fiscal 2004 included a $0.2 million charge related to the early retirement of a deferred compensation arrangement and a $0.2 million litigation settlement.

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

Cash Flows

Fiscal year 2006 compared to fiscal year 2005. Net cash used in operating activities was approximately $2.2 million for fiscal 2006 compared to cash used in operating activities of approximately $35.8 million for fiscal 2005. The change in cash flows from operating activities was due principally to $33.0 million of lower inventory purchases during 2006 relative to 2005. The increase during 2005 was significantly driven by a build-up of private label inventories resulting from the 2005 introduction of four new private label brands and additional style introductions within existing brands.

Net cash used in investing activities was $15.6 million and $6.2 million for the fiscal years ended December 31, 2006 and 2005, respectively. The cash used in investing activities included capital expenditures of $8.9 million and $6.3 million for the fiscal years ended December 31, 2006 and 2005, respectively. The increase in capital expenditures was primarily due to fixed assets acquired in connection with our distribution center consolidation plan. The 2006 cash used in investing activities also included the $6.8 million acquisition of Amtex.

Net cash provided by financing activities was approximately $17.7 million and $43.0 million for the fiscal years ended December 31, 2006 and 2005, respectively. The change in cash flows from financing activities was primarily attributable to lower net borrowings under the revolving credit facility for the fiscal year ended December 31, 2006 compared to net borrowings for the fiscal year ended December 31, 2005 and the change in our book overdraft position for the fiscal year ended December 31, 2006 compared to the fiscal year ended December 31, 2005.

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

Liquidity Position

In August 2006, we entered into an amended and restated credit agreement (“Credit Agreement”) which provides for aggregate revolver borrowings of up to $225.0 million (subject to borrowing base availability), including provision for up to $25.0 million of letters of credit. As of December 31, 2006, outstanding borrowings on the Credit Agreement were $110.4 million, and outstanding letters of credit were $12.5 million, which left $68.3 million of available borrowing capacity as determined by borrowing base availability.

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

The Credit Agreement contains both affirmative and negative covenants which, among other things, may require us to meet a minimum consolidated fixed charge coverage ratio, as defined in the Credit Agreement, and places limits upon capital expenditures, disposals of assets, mergers and acquisitions, further indebtedness, transactions with affiliates and other customary restrictions. The occurrence of certain of these events may accelerate required repayment. As of December 31, 2006, we were in compliance with all covenants.

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

The indenture governing the senior notes, among other things, (1) restricts the ability of us and our subsidiaries, including the guarantors of the senior notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (2) prohibits certain restrictions on the ability of certain of our subsidiaries, including the guarantors of the senior notes, to pay dividends or make certain payments to us and (3) places restrictions on the ability of us and our subsidiaries, including the guarantors of the senior notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to the senior notes also contains various covenants which limit our discretion in the operation of our businesses. As of December 31, 2006, we were in compliance with all covenants under the indenture.

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

The increase in outstanding borrowings under the then-existing revolving credit facility during fiscal 2005 was primarily attributable to increased inventory levels associated with the 2005 introduction of four new private label brands and additional style introductions within existing brands. While we expect to experience continued growth of private label brand revenues in 2007 and beyond, due to fewer product introductions and phase out of underperforming private label styles, we do not expect to experience continued increases in inventory levels during fiscal 2007. Furthermore, we expect our ongoing inventory and supply chain improvement initiatives and our distribution center consolidation plan initiative to lead to lower inventory levels as we progress through fiscal 2007. We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations during the seasonal low period, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures and other needs of the business for at least the next twelve months. However, no assurance can be given that this will be the case, and we may require additional debt or equity financing to meet our working capital requirements.

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

OFF BALANCE SHEET ARRANGEMENTS

Our revolving credit facility contains provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the revolving credit agreement of $225.0 million. As of December 31, 2006, we had approximately $12.5 million of outstanding letters of credit related to commitments for the purchase of inventory.

We purchase product in the normal course through the use of short term purchase orders representing quantities for normal business needs at current market prices. In addition, we are party to two supply agreements whereby we have committed to purchase a minimum of: (i) $2.5 million per year in 2007 and 2008; and (ii) a minimum of $5.0 million of product in 2007. These supply agreements are more fully described in the following section “Contractual Cash Obligations.”

CONTRACTUAL CASH OBLIGATIONS

The following table presents the aggregate amount of future cash outflows under our contractual cash obligations and commercial commitments as of December 30, 2006:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(dollars in millions)
Revolving credit facility	$110.4	$—	$—	$110.4	$—
Senior notes(1)	225.0	—	—	225.0	—
Operating lease obligations	80.2	13.6	22.6	19.2	24.8
Capital lease obligations	8.6	3.0	4.8	0.8	—
Supply agreements(2)	10.0	7.5	2.5	—	—
Expected interest payments(3)	102.7	26.1	51.3	25.3	—

Total contractual cash obligations	$536.9	$50.2	$81.2	$380.7	$24.8

(1)	Amounts shown do not include $1.0 million of unamortized premium that will be amortized over the term of the senior notes.
(2)

We are party to two separate supply agreements. In one supply agreement we are committed to purchase a minimum of $2.5 million per year in 2007 and 2008. Any shortfall in committed purchases for a given year may be carried forward or backward one year, subject to certain limits. If after carry forward or backward, actual purchases still fall short of committed levels, a penalty of 7.5% of the shortfall will be incurred. In the other supply agreement we have committed to purchase a minimum of $5.0 million of product in 2007. We do not believe these purchase commitments exceed our future consumption requirements.

(3)	Represents expected interest payments for the life of the senior notes.

INFLATION

Prices of imprintable sportswear and accessories have experienced deflation as suppliers have moved manufacturing to lower cost offshore locations. Price deflation has not historically had a material effect on operating results during the periods presented, since falling input costs for individual products have generally been passed on to customers on a constant gross profit per unit basis. However, there can be no assurance that this trend will continue in the future.

SEASONALITY

Historically, the first quarter of our fiscal year generates the lowest levels of net sales, gross profit and operating profit. During 2006, first and second quarter net sales were approximately 21.9% and 27.1%, respectively, of the total for the year and first and second quarter gross profit was approximately 21.0% and 26.0%, respectively, of the total for the year. Due to the level of fixed operating expenses, operating profit is normally significantly lower in the first quarter of our fiscal year. During fiscal year 2006, 100% of our operating profit was earned in the second, third and fourth quarters.

We have historically realized, and expect to continue to realize, slightly higher gross profit in the second half of the fiscal year. On a combined basis for Broder, Alpha and NES for 2005 and 2006, approximately 52% of the Company’s net sales and gross profit occurred in the second half of the year. This seasonality is primarily a result of the sale of higher priced products during the second half of the year, such as sweatshirts and winter-oriented outerwear.

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

As of December 30, 2006, we had $110.4 million of debt outstanding under our revolving credit facility. Our revolving credit facility is subject to variable interest rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the December 30, 2006 level of borrowings, and further considering the interest rate protection agreements currently in place (see following paragraph), we estimate that a one percentage point increase in interest on our variable rate debt agreements would have increased interest expense for the year ended December 31, 2006 by approximately $1.0 million.

We have entered into interest rate protection agreements whereby we have contracted to pay a fixed interest rate in exchange for receipt of a variable rate. The $10.0 million notional principal amount under interest rate protection agreement at December 31, 2006 terminates in October 2008. We have elected not to apply hedge accounting for the currently outstanding interest rate protection agreement. Accordingly, we record our interest rate swaps at fair value on the balance sheet and record gains and losses on this contract as well as the periodic settlements of this contract through our statement of operations. We recorded other income (expense) of approximately ($0.3) million, $1.0 million and $1.7 million during the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006 and 2005, we had outstanding $225.0 million of our 11 1/4% senior notes due 2010. The fair value of our senior notes is estimated to approximate carrying value based on the current market rates available to us. We believe that the fair value of our senior notes approximated $218.3 million and $214.3 million at December 31, 2006 and 2005, respectively, based on quoted market values of the instruments.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in Item 8 of this Form 10-K. While all significant accounting policies are important to our consolidated financial statements, some of these policies may be viewed as being critical. Such policies are those that are both most important to the portrayal of our financial condition and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe our most critical accounting policies are as follows:

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

Goodwill and Intangible Assets. Goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. We perform impairment evaluations for goodwill and indefinite-lived assets at least annually in the fourth quarter, or upon a triggering event, using discounted expected future cash flows. In addition, we have recorded other indefinite-lived intangible assets (the trade names “Alpha,” “Alpha Shirt Company”, as well as certain finite-lived intangible assets (primarily the trade names “NES Clothing” and “Harvard Square,” and customer relationship intangibles). These finite-lived intangible assets are being amortized on a straight-line basis over their average useful lives ranging from 1 to 8 years.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 requires that the impact of a tax position be recognized in the financial statements if it is more likely than not that the tax position will be sustained on tax audit, based on the technical merits of the position. FIN No. 48 also provides guidance on derecognition of tax positions that do not meet the “more likely than not” standard, classification of tax assets and liabilities, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. We do not believe that the adoption of FIN 48 will have a material effect on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies that the term fair value is intended to mean a market-based measure, not an entity-specific measure and gives the highest priority to quoted prices in active markets in determining fair value. SFAS No. 157 requires disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157 on our financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires a “dual approach” for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years’ misstatements, and a method that focuses on the period-end balance sheet. SAB No. 108 became effective for the Company in fiscal year 2006. The adoption of SAB No. 108 did not have a material effect on our financial condition, results of operations or cash flows.

Sarbanes-Oxley Section 404 Compliance

We incur certain costs associated with being an SEC registrant because of covenants in the indenture governing our senior notes. We are currently a “non-accelerated filer.” For the year ending December 31, 2007, under current rules, pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to deliver a report that assesses the effectiveness of our internal controls over financial reporting. The SEC issued a release in December 2006, however, announcing that the Commission has extended the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor’s attestation report on internal controls over financial reporting. The deadline for the auditor’s attestation report has been moved to the first annual report for fiscal years ending on or after December 15, 2008. The SEC is considering further postponing this date.

We have a substantial effort ahead of us to implement appropriate processes, document the system of internal controls over key processes, assess their design, remediate any deficiencies identified and test their functionality. We have begun documenting and/or implementing the additional processes and procedures necessary for Sarbanes-Oxley Section 404 compliance during 2006 and such work is scheduled for completion in the third quarter of 2007.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Broder Bros., Co. and Subsidiary

The following Consolidated Financial Statements, and the related Notes thereto, of Broder Bros., Co. and subsidiary and Report of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K.

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

In September 2003, the Company acquired all of the outstanding capital stock of Alpha Shirt Holdings, Inc., pursuant to a stock purchase agreement entered into in July 2003, the Company acquired all of the outstanding capital stock of NES Clothing Company, in August 2004, and in September 2006 the Company acquired virtually all the assets of Amtex. As used herein and except as the context otherwise may require, the “Company,” “we,” “us,” “our,” or “Broder” means, collectively, Broder Bros., Co. and all of its consolidated subsidiaries. For periods after the acquisition of Alpha Shirt Holdings, Inc. (see Note 4), “Alpha” refers to the former business operated by Alpha Shirt Holdings, Inc. and now operates as a division of Broder Bros., Co. and for periods after the acquisition of NES Clothing Company (see Note 4), “NES” refers to the former business operated by NES Clothing Company and now operates as a division of Broder Bros., Co.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Broder Bros., Co.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Broder Bros., Co. and its subsidiary (the “Company”) at December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the fiscal three years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Philadelphia, Pennsylvania
March 30, 2007

Broder Bros., Co. and Subsidiary

CONSOLIDATED BALANCE SHEETS

December 30, 2006 and December 31, 2005

	2006	2005
	(dollars in thousands, except per share amounts)
ASSETS
Current assets
Cash	$4,270	$3,305
Accounts receivable, net of allowance for doubtful accounts of $5,814 at December 30, 2006 and $5,352 at December 31, 2005	85,103	83,627
Finished goods inventory	233,287	216,551
Prepaid and other current assets	9,787	11,348
Deferred income taxes	8,919	8,815

Total current assets	341,366	323,646
Fixed assets, net	24,220	17,571
Goodwill	138,412	136,980
Other intangibles	60,775	70,546
Deferred financing fees, net	8,604	13,932
Deferred income taxes	4,562	2,563
Other assets	2,339	1,224

Total assets	$580,278	$566,462

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligations	$3,008	$1,203
Accounts payable	97,275	100,187
Accrued expenses	23,195	20,011
Accrued interest	6,600	7,138

Total current liabilities	130,078	128,539
Long-term debt and capital lease obligations, net of current portion	341,289	317,945
Deferred income taxes	33,590	37,578
Other long-term liabilities	9,313	7,602
Redeemable securities, net of employee note receivable	365	1,485

Total liabilities	514,635	493,149
Commitments and contingencies
Shareholders’ equity
Class L, Series 1 common stock; par value $0.01 per share; 2,000,000 shares authorized; 963,637 shares issued and outstanding (aggregate liquidation preference of $34,440 and $30,461 as of December 30, 2006 and December 31, 2005, respectively)	10	10
Class L, Series 2 common stock; par value $0.01 per share; 2,000,000 shares authorized; 931,635 shares issued and outstanding (aggregate liquidation preference of $24,651 and $21,996 as of December 30, 2006 and December 31, 2005, respectively)	10	10
Class L, Series 3 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,778,057 shares issued and outstanding (aggregate liquidation preference of $99,288 and $87,814 as of December 30, 2006 and December 31, 2005, respectively)	28	28
Class L, Series 4 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,685,802 shares issued and outstanding (aggregate liquidation preference of $71,066 and $63,412 as of December 30, 2006 and December 31, 2005, respectively)	27	27
Class A, common stock; par value $0.01 per share; 15,000,000 shares authorized; 9,695,252 shares issued and outstanding	102	96
Class B, common stock; par value $0.01 per share; 35,000,000 shares authorized; 28,644,854 issued and outstanding	287	286
Warrants - Class L, Series 3	1,477	1,472
Additional paid-in capital	122,880	120,807
Accumulated other comprehensive income	(15)	(34)
Accumulated deficit	(56,154)	(48,417)
Treasury stock; 615,859 and 100,000 shares of Class A common stock; 274,249 and 175,422 shares of Class B common stock; 36,363 and 0 shares of Class L, Series 1 common stock; 35,156 and 0 shares of Class L, Series 2 common stock; 26,599 and 17,014 shares of Class L, Series 3 common stock; 25,713 and 16,447 shares of Class L, Series 4 common stock; 5,930 and 1,890 Class L, Series 1 warrants; and 1,065 and 0 Class L, Series 3 warrants, at cost, at December 30, 2006 and December 31, 2005, respectively	(3,009)	(972)

Total shareholders’ equity	65,643	73,313

Total liabilities and shareholders’ equity	$580,278	$566,462

The accompanying notes are an integral part of the consolidated financial statements.

Broder Bros., Co. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 30, 2006, December 31, 2005 and December 25, 2004

	2006	2005	2004
	(dollars in thousands)
Net sales	$959,268	$978,417	$877,373
Cost of sales	778,549	798,419	720,056

Gross profit	180,719	179,998	157,317
Warehousing, selling and administrative	150,045	145,957	127,702
Restructuring and asset impairment charges	4,089	1,880	3,528

Total operating expenses	154,134	147,837	131,230

Income from operations	26,585	32,161	26,087
Other (income) expense
Interest	40,067	37,558	30,001
Change in fair value of interest rate swaps	265	(959)	(1,660)
Amortization of FAS 133 transition adjustment	26	114	200
Other, net	—	—	400

Total other expense	40,358	36,713	28,941

Loss before income taxes	(13,773)	(4,552)	(2,854)
Income tax benefit	(6,036)	(1,641)	(1,349)

Net loss	$(7,737)	$(2,911)	$(1,505)

The accompanying notes are an integral part of the consolidated financial statements.

Broder Bros., Co. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 30, 2006, December 31, 2005 and December 25, 2004

	Common stock
	Shares (A)	Amount	Shares (L-1)	Amount	Shares (L-2)	Amount	Shares (L-3)	Amount	Shares (L-4)	Amount	Shares (B)	Amount
	(dollars in thousands)
Balance, December 27, 2003	9,640,373	$96	958,182	$10	926,362	$9	2,452,012	$25	2,370,584	$24	25,282,963	$253
Amortization of FAS 133 transition adjustment net of taxes of $67	—	—	—	—	—	—	—	—	—	—	—	—
Reclassification of employee note receivable to redeemable securities	—	—	—	—	—	—	—	—	—	—	—	—
Interest on employee note receivable	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of stock upon redemption of redeemable securities	54,879	—	5,455	—	5,273	1	—	—	—	—	—	—
Issuance of Common Stock	—	—	—	—	—	—	319,030	3	308,435	3	3,289,556	33
Issuance of Class L, Series 3 Warrants	—	—	—	—	—	—	—	—	—	—	—	—
Note receivable forgiven in exchange for treasury shares	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance, December 25, 2004	9,695,252	96	963,637	10	931,635	10	2,771,042	28	2,679,019	27	28,572,519	286
Amortization of FAS 133 transition adjustment net of taxes of $37	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of stock upon redemption of redeemable securities (see Notes 3 and 5)	—	—	—	—	—	—	7,015	—	6,783	—	72,335	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance, December 31, 2005	9,695,252	96	963,637	10	931,635	10	2,778,057	28	2,685,802	27	28,644,854	286
Amortization of FAS 133 transition adjustment net of taxes of $7	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of stock upon redemption of redeemable securities (see Notes 3 and 5)	—	—	—	—	—	—	—	—	—	—	—	—
Exchange for treasury shares	—	6	—	—	—	—	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance, December 30, 2006	9,695,252	$102	963,637	$10	931,635	$10	2,778,057	$28	2,685,805	$27	28,644,854	$287

	Warrants	Additional paid-in- capital	Employee note receivable	Accumulated other comprehensive income	Accumulated deficit	Treasury stock (See Note 3)		Total	Comprehensive income (loss)
						Shares	Amount
	(dollars in thousands)
Balance, December 27, 2003	1,292	107,840	(414)	(244)	(44,001)	—	—	64,890	$(13,047)

Amortization of FAS 133 transition adjustment net of taxes of $67	—	—	—	133	—	—	—	133	133
Reclassification of employee note receivable to redeemable securities	—	—	409	—	—	—	—	409	—
Interest on employee note receivable	—	—	5	—	—	—	—	5	—
Issuance of stock upon redemption of redeemable securities	—	254	—	—	—	—	—	255	—
Issuance of Common Stock	—	11,546	—	—	—	—	—	11,585	—
Issuance of Class L, Series 3 Warrants	179	—	—	—	—	—	—	179	—
Note receivable forgiven in exchange for treasury shares	—	—	—	—	—	100,000	(20)	(20)	—
Stock-based compensation expense	—	152	—	—	—	—	—	152	—
Net loss	—	—	—	—	(1,505)	—	—	(1,505)	(1,505)

Balance, December 25, 2004	1,471	119,792	—	(111)	(45,506)	100,000	(20)	76,083	(1,372)

Amortization of FAS 133 transition adjustment net of taxes of $37	—	—	—	77	—	—	—	77	77
Issuance of stock upon redemption of redeemable securities (see Notes 3 and 5)	1	774	—	—	—	210,773	(952)	(177)	—
Stock-based compensation expense	—	241	—	—	—	—	—	241	—
Net loss	—	—	—	—	(2,911)	—	—	(2,911)	(2,911)

Balance, December 31, 2005	1,472	120,807	—	(34)	(48,417)	310,773	(972)	73,313	(2,834)
Amortization of FAS 133 transition adjustment net of taxes of $7	—	—	—	19	—	—	—	19	19
Issuance of stock upon redemption of redeemable securities (see Notes 3 and 5)	5	319	—	—	—	—	—	324	—
Exchange for treasury shares	—	1,250	—	—	—	710,161	(2,037)	(780)	—
Stock-based compensation expense	—	504	—	—	—	—	—	504	—
Net loss	—	—	—	—	(7,737)	—	—	(7,737)	(7,839)

Balance, December 30, 2006	$1,477	$122,880	$—	$(15)	$(56,154)	1,020,934	$(3,009)	$65,643	$(7,820)

The accompanying notes are an integral part of the consolidated financial statements.

Broder Bros., Co. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 30, 2006, December 31, 2005 and December 25, 2004

	2006	2005	2004
	(dollars in thousands)
Cash flows from operating activities
Net loss	$(7,737)	$(2,911)	$(1,505)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	7,967	6,079	6,007
Amortization	16,887	16,234	16,554
Provision for losses on accounts receivable	923	2,630	2,016
Deferred income taxes	(6,091)	(1,066)	(4,835)
Amortization of FAS 133 transition adjustment	19	77	133
Stock-based compensation	504	241	152
Change in fair value of interest rate swaps	(265)	(959)	(1,660)
Loss on early retirement of deferred compensation arrangement	—	—	185
Loss on disposal of fixed assets	172	—	—
Asset impairment charges	107	401	833
Changes in operating accounts
Accounts receivable	949	1,432	(6,570)
Finished goods inventory	(8,744)	(41,762)	(18,656)
Prepaid and other current assets	459	(6,180)	837
Accounts payable	(10,845)	(14,903)	8,164
Accrued liabilities and other	4,619	4,890	3,727

Net cash provided by (used in) operating activities	(1,076)	(35,797)	5,382

Cash flows from investing activities
Acquisition of fixed assets	(8,892)	(6,323)	(4,198)
Acquisition of Amtex Imports Inc.	(6,754)	—	—
Acquisition of NES Clothing Co.	—	—	(31,725)
Acquisition of Alpha Shirt Co.	—	97	1,230

Net cash used in investing activities	(15,646)	(6,226)	(34,693)

Cash flows from financing activities
Borrowings on revolving credit agreement	498,700	508,100	430,769
Repayments on revolving credit agreement	(478,300)	(462,100)	(472,669)
Payments of principal on capital lease obligations	(1,216)	(1,290)	(1,364)
Payments for treasury stock purchases	—	(952)	—
Payment of financing fees	(828)	(405)	(2,825)
Redemption of redeemable securities	(2,036)	—	—
Payments of Kay’s seller note	—	—	(150)
Issuance of common stock	—	—	13,255
Borrowings under debenture	—	—	51,500
Proceeds from payment of employee note receivable	463	—	715
Payments of deferred compensation arrangement	—	—	(939)
Change in book overdraft	904	(346)	10,165

Net cash provided by financing activities	17,687	43,007	28,457

Net increase (decrease) in cash	965	984	(854)
Cash at beginning of year	3,305	2,321	3,175

Cash at end of year	$4,270	$3,305	$2,321

Supplemental disclosure of cash flow information
Interest paid	$34,931	$32,007	$26,365

Taxes paid, net of refunds	$170	$317	$505

Assets acquired as a result of capital lease obligations	$5,915	$3,266	$—

The accompanying notes are an integral part of the consolidated financial statements.

Broder Bros., Co. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

Broder Bros., Co. and its subsidiary (the “Company”) is a national wholesale distributor of imprintable sportswear and related products which include undecorated or “blank” T-shirts, sweatshirts, polo shirts, caps, bags and other imprintable accessories that are decorated primarily for advertising and promotional purposes. Products are sold to screen printers, embroiderers and advertising specialty companies through seventeen distribution centers strategically located throughout the United States. These customers decorate the Company’s products with corporate logos, brands and other images, and then sell the imprinted sportswear and accessories to a highly diversified range of end-customers including Fortune 1000 companies, sporting venues, concert promoters, athletic leagues, educational institutions and travel resorts.

In September 2003, the Company acquired all of the outstanding capital stock of Alpha Shirt Holdings, Inc. (“Alpha”), pursuant to a stock purchase agreement entered into in July 2003. In August 2004, the Company acquired all of the shares of beneficial interest of NES, a leading distributor of imprintable sportswear in New England. Immediately after consummation of the acquisitions, Alpha and its subsidiaries and NES and its subsidiary were merged with and into Broder Bros., Co., except for ASHI, Inc., which became a direct, wholly owned non-operating subsidiary of the Company until it also was subsequently merged with and into Broder Bros., Co. In addition, the Company acquired substantially all of the assets of Amtex Imports Inc. in September 2006.

The Company operates on a 52/53-week year basis with the year ending on the last Saturday of December. The years ended December 30, 2006 and December 25, 2004 each consisted of 52 weeks and the year ended December 31, 2005 consisted of 53 weeks. Fiscal periods are identified according to the calendar period that they most accurately represent. For example, the year ended December 30, 2006 is referred to herein as “fiscal 2006,” “fiscal year 2006” or “fiscal year ended December 31, 2006.”

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

Activity in the allowance for doubtful accounts for the years ended December 31, 2006, 2005 and 2004 was as follows:

	December 31, 2006	December 31, 2005	December 31, 2004
	(dollars in thousands)
Balance, beginning of year	$5,352	$4,664	$2,820
Additions resulting from acquisitions	—	—	949
Provision charged to expense	923	2,630	2,016
Charges to allowance	(461)	(1,942)	(1,121)

Balance, end of year	$5,814	$5,352	$4,664

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

The Company maintains an allowance for potential losses on the disposal of its discontinued and slow moving inventory. The allowance for excess and discontinued inventory balances at December 31, 2006 and 2005 were approximately $8.6 million and $5.5 million, respectively.

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

Long-lived asset impairments

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The carrying values of long-lived assets are evaluated whenever changes in circumstances indicate the carrying amounts of such assets may not be recoverable. In performing such reviews for recoverability, the Company compares the expected cash flows to the carrying values of long-lived assets. If the expected future cash flows are less than the carrying amounts of such assets, the Company recognizes an impairment loss for the difference between the carrying amount and its estimated fair value. Fair value is estimated using expected discounted future cash flows.

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

Internal use software costs

The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. These costs are being amortized over a period of three years. The Company capitalized approximately $2.4 million and $1.3 million of purchased or developed computer software for the years ended December 31, 2006 and 2005, respectively. In connection with the Alpha acquisition in September 2003, the Company acquired internal use software with a fair value of approximately $0.7 million. The unamortized computer software costs were approximately $3.2 million and $2.3 million at December 31, 2006 and 2005, respectively. The amounts charged to depreciation expense for the amortization of software costs were approximately $1.4 million, $1.3 million and $1.3 million in fiscal 2006, 2005 and 2004, respectively.

Catalog costs, co-op and marketing allowances and other advertising expenses

The Company incurs catalog and advertising costs to promote its products. Catalog costs, consisting primarily of the Company’s annual production for its catalogs, printing, and postage costs, are capitalized and amortized over the life of the catalog, not to exceed twelve months for the subsequent year. Until fiscal 2006, catalogs were mailed in January. In October 2006, however, the Company mailed its fiscal 2007 catalogs. As a result, the fiscal 2006 catalog was amortized during the period January through September 2006 and the fiscal 2007 catalog is being amortized over the period October 2006 through September 2007.

At December 31, 2006 and 2005, approximately $6.7 million and $8.2 million, respectively, of prepaid catalog costs were reported as other current assets. Prepaid catalog costs at December 31, 2006 represent the unamortized portion of the fiscal 2007 catalog and prepaid catalog costs at December 31, 2005 represent prepaid catalog costs represent costs incurred for the fiscal 2006 catalog. Total catalog expense, net of expected vendor co-op advertising allowances earned and reimbursements by customers for catalogs purchased, was approximately $5.2 million, $4.1 million and $2.3 million in fiscal 2006, 2005 and 2004, respectively.

The Company records co-op marketing and advertising allowances received from vendors as a reduction of directly corresponding costs incurred within warehousing, selling and administrative expenses. Such amounts netted against warehousing, selling and administrative expenses were approximately $7.2 million, $6.5 million and $6.4 million for fiscal 2006, 2005 and 2004, respectively.

The Company periodically advertises through means other than its catalog and these costs are expensed as incurred. Other advertising expense was approximately $0.6 million, $2.2 million and $1.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Goodwill and other intangibles

The Company performs a goodwill impairment evaluation as of each fiscal year end using discounted expected future cash flows. The Company performs impairment evaluations for goodwill and indefinite-lived intangible assets at least annually in the fourth quarter, or upon a triggering event, using discounted expected future cash flows. Substantially all goodwill is not deductible for income tax purposes.

The gross carrying amounts and accumulated amortization for the Company’s intangible assets at December 30, 2006 and 2005 are summarized below:

		December 31, 2006		December 31, 2005
	Amortizable Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Trademarks / Trade names—Indefinite life	N/A	$35,600	$—	$35,600	$—
Trademark/Trade names—Defined life	1 to 5 years	8,700	(6,091)	8,500	(3,818)
Customer Relationships	2 to 8 years	61,480	(39,297)	60,680	(30,917)
Other	3 to 5 years	1,706	(1,323)	1,496	(995)

		107,486	(46,711)	$106,276	$(35,730)

The Company’s trade name intangible assets with indefinite lives were the result of the Alpha acquisition in September 2003. The Company owns the rights to “Alpha Shirt Company” under which the Alpha division markets its product portfolio. The Company performs impairment evaluations for these indefinite-lived intangible assets at least annually in the fourth quarter, or upon a triggering event, using discounted expected future cash flows. The Company determined that no adjustments were necessary when it performed its annual impairment testing in the fourth quarter of fiscal 2006, 2005 and 2004.

The Company’s net trademarks and trade name intangible assets with defined lives resulted from the Alpha acquisition in September 2003, the NES acquisition in August 2004, and the Amtex acquisition in September 2006. Amortization expense of these trademark and trade name intangible assets was approximately $2.3 million, $2.2 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company’s net customer relationship intangible assets are being amortized over the estimated useful lives on a basis proportionate to the discounted expected future cash flows underlying the initial valuation of the intangible.

The Company’s other intangible assets consist primarily of supply agreement intangible assets resulting from the Full Line and Alpha acquisitions and a non-compete agreement resulting from the Amtex acquistion. Other intangible assets are being amortized on a straight-line basis over the average life of the asset.

Amortization expense for intangible assets approximated $11.0 million, $12.9 million and $13.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated amortization expense for the next five fiscal years beginning December 31, 2006 is expected to be approximately $9.2 million, $6.5 million, $4.5 million, $3.2 million and $1.8 million, respectively.

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

Stock options

Effective December 26, 2004 the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, and its related implementation guidance. With the adoption of SFAS No. 123R, the Company is required to record compensation expense on stock options granted to employees. In accordance with SFAS No. 123R, the Company has applied the prospective transition method, whereby it will continue to account for any portion of awards outstanding at the date of transition using the accounting principles originally applied to those awards. Accordingly, upon adoption of SFAS No. 123R, there was no effect on income from continuing operations, income before income taxes, net income, cash flow from operations, or cash flow from financing activities. During the period from adoption through December 31, 2006, there were no modifications or repurchases of existing awards.

The following table illustrates the effect on net loss for the fiscal year ended December 31, 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123.

Net loss, as reported	$(1,505)
Pro forma SFAS No. 123 expense (net of tax)	(475)

Pro forma net loss	$(1,980)

During 2005, options to purchase 118,647 shares of Class B common stock, 12,785 shares of Class L, Series 3 common stock and 11,125 shares of Class L, Series 4 common stock were issued, which resulted in the recognition of approximately $0.1 million in stock compensation expense. During 2006, options to purchase 1,357,147 shares of Class B common stock, 146,242 shares of Class L, Series 3 common stock and 127,249 shares of Class L, Series 4 common stock were issued, which resulted in the recognition of approximately $0.5 million in stock compensation expense. The Black-Scholes option pricing model was used to estimate the fair value for the option grants. The Company used the fair value method using a risk-free rate of 5.0%, an expected life of 5 years, a volatility of 25% and a dividend yield of zero.

During the fourth quarter of 2004, stock options were granted with strike prices below the fair market value of the stock at the date of grant. Related to this grant, a total pre-tax compensation charge of $0.9 million will be recognized over the vesting period of the awards. The above pro forma results are net of a charge of $0.2 million (approximately $0.1 million net of tax) reflected in the actual reported results for the year ended December 31, 2004.

Fair value of financial instruments

Cash, accounts receivable net, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The fair value of the Company’s long-term debt is estimated to approximate carrying value based on the variable nature of the interest rates and current market rates available to the Company. The Company believes the fair value of the senior notes approximated $218.3 million and $214.3 million at December 31, 2006 and 2005, respectively, based on quoted market values of the instruments. Included in the accounts payable balance at December 31, 2006 and 2005 were outstanding checks of approximately $41.6 million and $42.2 million, respectively.

Income taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires an asset and liability approach which requires the recognition of deferred income tax assets and deferred income tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. No valuation allowance was recorded as of December 31, 2006 and 2005 due to taxable income and the anticipated reversals of deferred tax liabilities excluding the liability arising from goodwill amortization.

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

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 requires that the impact of a tax position be recognized in the financial statements if it is more likely than not that the tax position will be sustained on tax audit, based on the technical merits of the position. FIN No. 48 also provides guidance on derecognition of tax positions that do not meet the “more likely than not” standard, classification of tax assets and liabilities, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company anticipates that the adoption of FIN 48 will not have a material effect on its results of operations or financial position.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires a “dual approach” for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years’ misstatements, and a method that focuses on the period-end balance sheet. SAB No. 108 became effective for the Company in fiscal year 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

3. Shareholders’ Equity

In August 2004, in connection with the acquisition of NES (see Note 4), the Company issued new equity to Bain Capital and related investors with proceeds aggregating approximately $12.4 million, less related fees and expenses of approximately $0.4 million. The $12.4 million in new equity was comprised of:

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

In September 2004, the Company issued new equity to certain executive officers of the Company with proceeds aggregating approximately $0.8 million. The shares may be put to the Company at their then fair market value if the executive terminates for any reason other than for cause or without good reason. The fair value of these shares, net of a related executive note receivable of $0.4 million at December 31, 2005, is recorded as other long-term liabilities on the consolidated balance sheets as of December 31, 2006 and 2005 (see Note 5). The new equity issued to certain executive officers was comprised of:

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

During each of 2006 and 2005, two executives who held Company shares resigned and the Company purchased their shares (see Note 8). Treasury shares are summarized below (dollars in thousands).

	Class A	Class B	Class L-1	Class L-2	Class L-3	Class L-4	L-1 Warrants	L-3 Warrants	Total Shares	Cost
Balance, December 31, 2004	100,000	—	—	—	—	—	—	—	100,000	$(20)
Redemption of redeemable securities	—	175,422	—	—	17,014	16,447	1,890	—	210,773	(952)

Balance, December 31, 2005	100,000	175,422	—	—	17,014	16,447	1,890	—	310,773	$(972)
Redemption of redeemable securities	515,859	98,827	36,363	35,156	9,585	9,266	4,040	1,065	710,161	(2,037)
Balance, December 31, 2006	615,859	274,249	36,363	35,156	26,599	25,713	5,930	1,065	1,020,934	$(3,009)

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

On September 28, 2006, the Company acquired substantially all of the assets of Amtex Imports Inc. (“Amtex”), a regional imprintable activewear distributor with a single location in Northlake, IL. The Amtex acquisition facilitated the Company’s entry into the Chicago market. Total consideration was approximately $7.1 million, consisting of $6.5 million in cash, the issuance of a $0.3 million promissory note payable to the former owner of Amtex and approximately $0.3 million in transaction costs. The preliminary purchase price allocation was performed with the assistance of an independent appraisal firm to determine valuations of identifiable intangible assets. The following table represents the preliminary allocation of the purchase price to assets acquired and liabilities assumed for the acquisition. The preliminary purchase price allocation is expected to be finalized during fiscal 2007 following the working capital settlement in accordance with the terms of the asset purchase agreement.

The following table represents the allocation of the purchase price to assets acquired and liabilities assumed for these acquisitions.

	NES	Amtex
	(dollars in thousands)
Accounts receivable	$15,627	$3,348
Inventory	24,548	7,992
Other assets	1,263	13
Fixed assets	873	88
Customer relationships	7,580	800
Trademarks/tradename	4,000	200
Non-compete agreement	—	210
Goodwill	—	1,432
Accounts payable and other liabilities	(18,086)	(7,029)
Long-term debt	—	—
Deferred taxes, net	(4,080)	—

Purchase Price	$31,725	$7,054

The unaudited pro forma financial information presented below gives effect to the NES acquisition as if it occurred at the beginning of the fiscal 2004. The information presented below is for illustrative purposes only and is not indicative of results which would have been achieved or may be achieved in the future.

(dollars in thousands)
Net sales	$967,223
Gross profit	173,683
Income from operations	29,495
Net loss	(1,554)

The results of operations for each acquisition have been included in the consolidated financial statements since the date of acquisition.

5. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following:

	December 31, 2006	December 31, 2005
	(dollars in thousands)
Revolving credit facility	$110,400	$90,000
Senior notes	225,000	225,000
Promissory note payable (to former owner of Amtex)	300	—
Unamortized debt premium	969	1,219
Capital lease obligations	7,628	2,929

	344,297	319,148
Less: current portion	3,008	1,203

Total long-term debt and capital lease obligations, excluding current portion	$341,289	$317,945

Principal payments on the revolving credit facility, senior notes and capital lease obligations for the next five years and thereafter are as follows:

(dollars in thousands)
2007	$2,792
2008	2,200
2009	1,968
2010	225,179
2011	110,488
Thereafter	—

Revolving Credit Facility

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

The Credit Agreement contains both affirmative and negative covenants which, among other things, may require the Company to meet a minimum consolidated fixed charge coverage ratio, as defined in the credit facility, and places limits upon disposals of assets, mergers and acquisitions, further indebtedness, transactions with affiliates and other customary restrictions. The occurrence of certain of these events may accelerate required repayment. As of December 31, 2006, the Company was in compliance with all covenants.

The Credit Agreement provides for interest based upon a fixed spread above the bank’s prime lending rate, or other rate options which are periodically fixed at a spread over the bank’s LIBOR lending rate. Total unused credit facility fees under the Credit Agreement and the Revolver Agreement were approximately $0.4 million for the twelve months ended December 31, 2006. The effective interest rate at December 31, 2006 was 6.8% and the weighted average interest rate on borrowings under a revolving credit facility for the twelve months ended December 31, 2006 was 7.6%. As of December 31, 2006, outstanding borrowings on the Credit Agreement were $110.4 million, which left $68.3 million of available borrowing capacity as determined by borrowing base availability. The effective interest rate at December 31, 2005 was 6.6%. As of December 31, 2005, outstanding borrowings on the Revolver Agreement were $90.0 million, which left $68.3 million of available borrowing capacity as determined by borrowing base availability.

The Company incurred $0.8 million in debt issuance costs in connection with the amended and restated credit agreement. These costs are being amortized to interest expense on a straight-line basis over the life of the Credit Agreement.

In accordance with EITF 96–19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” the Company wrote off approximately $3.0 million of unamortized debt issuance costs related to the Revolver Agreement. These costs are included in interest expense in the consolidated statement of operations.

The Credit Agreement also contains a provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the Credit Agreement of $225.0 million. As of December 30, 2006 and December 31, 2005, the Company had approximately $12.5 million and $10.8 million, respectively, of outstanding letters of credit primarily related to commitments for the purchase of inventory.

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

The $50.0 million in Senior Notes described above are additional debt securities issued under an indenture dated September 22, 2003 (the “Indenture”), between the Company, the Guarantor named therein and Wachovia Bank, National Association, as Trustee, under which the Company previously issued $175.0 million aggregate principal amount of 11 1/4% Senior Notes due 2010 (the “Initial Notes”).

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

Interest Rate Swap Agreement

As a condition of its revolving credit facility that was retired in September 2003, the Company was required to enter into interest rate protection agreements. The Company does not use derivatives for speculative purposes. The Company has an outstanding interest rate swap agreement with a commercial bank that had a notional amount of $10.0 million at December 31, 2006 and 2005. The interest rate swap agreement matures in October 2008.

The Company is exposed to credit loss in the event of nonperformance by the counter party. The Company does not anticipate nonperformance to be likely. The Company elected not to apply hedge accounting for these swap agreements. The fair value of these interest rate swaps approximated $(0.3) million and $(0.6) million at December 31, 2006 and December 31, 2005, respectively. These decreases in negative value during fiscal 2006 and 2005 have been recognized in earnings. In addition, less than $0.1 million, approximately $0.1 million and $0.2 million of the initial transition adjustment was reclassified to earnings during the years ended December 31, 2006, 2005 and 2004, respectively. The Company expects to reclassify less than $20,000, net of tax, during the next 12 months. The swap is classified on the consolidated balance sheets based on the expected timing of the cash flows related to the swap. Approximately $0.3 million and $0.6 million were classified as other long-term liabilities at December 31, 2006 and 2005, respectively.

Redeemable Securities

Certain key executives of the Company hold common shares that may be put to the Company at their then fair market value if the executive is terminated for any reason other than for cause, or if the executive resigns with good reason as defined in the employment agreements. As of December 31, 2005, the recorded fair value of the redeemable securities was net of the related executive note receivable outstanding of approximately $0.5 million. This note receivable was repaid during fiscal 2006 (see Note 8). During 2003, one executive experienced a triggering event which resulted in the exercise of the put feature of the related common shares. As a result, the common shares owned by that executive were re-valued in September 2003 and the related accretion was recorded resulting in an adjustment to additional paid-in capital of $55,000 during the year ended December 31, 2003. During 2004, Bain Capital redeemed this executive’s shares at fair market value for approximately $0.3 million, which resulted in an increase to additional paid-in-capital.

Also during 2004, Bain Capital sold its shares of the Company’s common stock to certain executives at their fair market value. These shares may be put to the Company at their fair market value if the executive is terminated for any reason other than for cause, or if the executive resigns with good reason as defined in the employment agreement and are recorded as other long-term liabilities on the consolidated balance sheets at December 31, 2006 and 2005 in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Two executives who held Company shares left the Company during 2005 and the Company purchased the executives’ shares, which resulted in increases to additional paid-in capital and treasury stock (see Note 3) during fiscal 2005. In addition, two executives who held Company shares left the Company during 2006 and the Company purchased the executives’ shares, which resulted in increases to additional paid-in capital and treasury stock (see Note 3) during fiscal 2006.

These shares, net of the related note receivable, have been recorded on the consolidated balance sheets at each of the following dates:

	Number of Shares	Common Stock at Par Value	Additional Paid-in Capital	Liquidated Preference
	(dollars in thousands)
December 30, 2006
Class B	106,584	$1.1	$23	$—
Class L, Series 3	10,338	0.1	185	369.5
Class L, Series 4	9,992	0.1	156	264.1
December 31, 2005
Class A	515,859	$5.2	$95	$—
Class B	205,413	2.1	44	—
Class L, Series 1	36,363	0.4	572	1,149.4
Class L, Series 2	35,156	0.4	553	830.0
Class L, Series 3	19,921	0.2	363	629.7
Class L, Series 4	19,260	0.2	305	454.7

6. Fixed Assets

Property and equipment (and the estimated useful lives of the related assets) consisted of the following:

	December 31, 2006	December 31, 2005
	(dollars in thousands)
Leasehold improvements (lesser of 10 years or remaining lease term)	$4,819	$4,390
Machinery and equipment (5–7 years)	23,532	16,602
Furniture and fixtures (7 years)	7,549	7,038
Computers and software (3–5 years)	28,420	25,572
Vehicles (5 years)	72	72
Construction in process	488	3

	64,880	53,677
Less: accumulated depreciation	40,660	36,106

Fixed assets, net	$24,220	$17,571

Depreciation expense was approximately $8.0 million, $6.1 million and $6.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

7. Leases

Capital leases

As of December 31, 2006, capital lease obligations included in long-term debt are as follows:

(dollars in thousands)
Payable in:
2007	$2,955
2008	2,571
2009	2,246
2010	692
2011	91

Total minimum capital lease payments	8,555
Less—imputed interest	(1,628)

Present value of net minimum capital lease payments	$6,927

The net book value of property and equipment recorded under capital leases as of December 31, 2006 and 2005 was approximately $7.1 million and $3.0 million, respectively, representing certain warehouse equipment, computer hardware and software and furniture and fixtures. Accumulated depreciation of the property and equipment recorded under capital leases was approximately $1.3 million and $2.4 million as of December 31, 2006 and 2005, respectively. Depreciation expense on the outstanding obligations under the capital leases was approximately $1.0 million, $0.9 million and $0.1 million in fiscal 2006, 2005 and 2004, respectively.

Operating leases

The Company leases facilities and equipment pursuant to operating leases expiring at various times over the next eleven years. Total rent expense incurred under the leases was approximately $13.3 million, $11.4 million and $8.8 million in fiscal 2006, 2005 and 2004, respectively. The Company has certain operating lease agreements which contain provisions for scheduled rent increases. Rent expense for these agreements is recognized on a straight-line basis over the minimum lease term.

The future minimum operating lease payments for noncancelable operating leases are as follows:

(dollars in thousands)
Payable in:
2007	$13,595
2008	11,977
2009	10,653
2010	9,711
2011	9,580
Thereafter	24,767

Total future minimum operating lease payments	$80,283

8. Related Party Transactions

In connection with the Alpha acquisition, the Company amended and restated its existing advisory services agreement with Bain Capital (the “Advisory Services Agreement”). The Advisory Services Agreement is a discretionary, contingency-based agreement, subject to certain limitations set forth therein. Before any such management fees may be paid, EBITDA, as defined in the amended and restated Advisory Services Agreement, after giving effect to payment of the management fee, must be greater than $52.0 million for Bain Capital to earn a fee. The Company believes that the terms of such advisory services agreement with Bain Capital are no less favorable than those that could have been obtained pursuant to a similar agreement with an unrelated third party.

Under the Advisory Services Agreement, for the first two full fiscal years following the Alpha acquisition and related equity investment by Bain Capital, Bain Capital could be paid a management fee for strategic, financial and other advisory services up to an annual maximum of $1.5 million at the discretion of the Company’s board of directors. The Advisory Services Agreement states that for each full fiscal year beginning in fiscal 2006, Bain Capital may be paid a fee up to an annual maximum of $3.0 million at the discretion of the Company’s board of directors. The Company paid Bain Capital a fee of $3.0 million and $1.5 million for fiscal 2006 and 2005, respectively. In addition, the Company paid to Bain Capital approximately $1.9 million in management fees for fiscal 2004 in fiscal January 2005. This amount was reported in accrued expenses at December 31, 2004 and consisted of a fee of $1.5 million for fiscal 2004 and a fee of $0.4 million for fiscal 2003, as a pro rata portion of such fee for the period from the closing of the Alpha acquisition through December 31, 2003.

The Advisory Services Agreement also requires the Company to pay investment banking fees in the amount of one percent of certain prescribed transactions. Bain Capital was paid fees of approximately $0.4 million upon the completion of the NES acquisition in August 2004, $0.5 million upon completion of the private placement of $50.0 million aggregate principal amount of the Company’s 11 1/4% senior notes offering in November 2004, and approximately $0.1 million upon the completion of the Amtex acquisition in September 2006.

In March 2006, the Company entered into a separation agreement with its former chief executive officer. The agreement provided for, among other items, payments to the former executive in an aggregate amount of approximately $1.8 million, payable in 39 monthly installments; the purchase by the Company of equity securities owned by the former executive for an aggregate purchase price of approximately $2.0 million; and repayment to the Company by the former executive of approximately $0.5 million in payment of notes receivable issued by the Company in connection with the recapitalization which occurred in fiscal 2000. The monthly payments to the former executive are being made in consideration for a twenty-four month extension of a non-compete period, which resulted in a forty-two month non-compete period. At December 31, 2006, the consolidated balance sheet includes approximately $0.5 million in accrued expenses and $0.8 million in other long-term liabilities related to the future payments.

In November 2005, the Company entered into a separation agreement with its former President, Mr. Barrocas. The agreement provided for the payment of a $0.1 million bonus for past services and the repurchase of all his equity at fair market value.

In September 2005, the Company entered into a separation agreement with its former Executive Vice President of Purchasing, Mr. Putnam. The agreement provided for the payment of a $0.1 million bonus for past services, payment of $0.3 million of severance pursuant to an existing employment contract, and the repurchase of all of his equity at fair market value. The remaining severance obligation as of December 31, 2005 was approximately $0.2 million and was paid out during fiscal 2006.

In September 2004, the Company issued new equity to certain executive officers of the Company with proceeds aggregating $0.8 million (see Note 3).

In connection with the acquisition of Alpha, the Company entered into a separation agreement with its former CFO, Mr. Morof. The agreement provided for the payment of a $0.1 million bonus for past services, payment of $0.3 million of severance pursuant to an existing employment contract, and the repurchase of all of his equity at fair market value. The Company repurchased Mr. Morof’s shares during fiscal 2004 and there was no remaining severance obligation as of December 31, 2005.

9. Defined Contribution Plans

The Company is a sponsor of an employee savings 401(k) plan covering substantially all employees who meet predetermined eligibility requirements. Contributions made by the Company are at the discretion of the Board of Directors. For the years ended December 31, 2006, 2005 and 2004, such contributions amounted to 100% of the first 2% and 25% of the next 4% of compensation deferred by the employee. Contributions to the plan for 2006, 2005 and 2004 were approximately $0.8 million, $0.7 million and $0.6 million, respectively. In addition, Alpha maintained an employee savings 401(k) plan covering substantially all full-time employees who met predetermined eligibility requirements. The Company made a matching contribution of the first 2% of each participant’s annual earnings contributed to the plan. In 2004, the Alpha plan was terminated and participant assets were merged into the Company’s plan.

10. Commitments and Contingencies

Self-Insured Health Plan

The Company maintains a self-insured health plan for some of its employees. The Company purchased stop loss insurance to supplement the health plan, which will reimburse the Company for individual claims in excess of $0.1 million annually in fiscal 2006, 2005 and 2004 and for aggregate claims exceeding approximately $5.4 million, $2.5 million and $2.5 million in fiscal 2006, 2005 and 2004, respectively. Approximately $0.4 million and $0.7 million were included in accrued liabilities for self-insured health plan costs at December 31, 2006 and 2005 respectively.

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

11. Stock Option Plans

The Company adopted a Stock Option Plan (the “2000 Plan”) effective with the May 2000 recapitalization under which officers, key employees, and non-employee directors or consultants may be granted options to purchase shares of the Company’s authorized but unissued Class A and Class L common stock. The maximum number of shares of the Company’s Class A and Class L common stock available for issuance under the 2000 Plan is 1,500,000 and 50,000 shares, respectively. As of December 31, 2006, the maximum number of shares available for future grants under the 2000 Plan was 640,000 Class A shares and 50,000 Class L, Series 1 shares. During fiscal 2000, 550,000 shares of Class A common stock options were authorized at an exercise price of $0.1944 per share (the Tranche I options) and an additional 550,000 shares of Class A common stock options were authorized at an exercise price of $3.41 per share (the Tranche II options). During fiscal 2002, 400,000 shares of Class A common stock options were granted at an exercise price of $6.00 per share (Tranche III options). The Tranche III options were cancelled and terminated during fiscal 2002. Options otherwise unallocated from Tranche I and Tranche II will be allocated on a pro rata basis to the then current option holders in the event of certain corporate transactions. Options expire no later than ten years from the grant date and vest over four years. Vesting may be accelerated in the event of specified transactions.

In fiscal 2004, the Company adopted the 2004 Executive Stock Option Plan (the “2004 Plan”) under which present and future executives, directors, consultants or advisers of the Company or its subsidiaries may be granted options to purchase shares of the Company’s authorized but unissued Class B and Class L, Series 3 or 4 common stock. The maximum number of shares of the Company’s stock available for issuance under the 2004 Plan is 426,174 Class L, Series 3 common shares, 370,820 Class L, Series 4 common shares and 3,954,897 Class B common shares. As of December 31, 2006, the maximum number of shares available for future grants under the 2004 Plan was 142,851 Class L, Series 3 common shares, 124,294 Class L, Series 4 common shares and 1,325,613 Class B common shares. Options expire no later than ten years from the grant date and vest over four years. Vesting may be accelerated in the event of specified transactions.

During fiscal 2006, pursuant to its 2004 Plan, the Company granted to certain of its executives the following options: (a) options to purchase 146,242 shares of its Class L, Series 3, common stock at a weighted average exercise price of $23.3219 per share, (b) options to purchase 127,249 shares of its Class L, Series 4, common stock at a weighted average exercise price of $17.1397 per share and (c) options to purchase 1,357,147 shares of its Class B common stock at a weighted average exercise price of $0.1944 per share.

	Options Allocated to Key Employees	Unallocated Options	Total # of Shares	Weighted Avg. Price Per Share
2000 Plan
Tranche I
Options outstanding at December 31, 2003	224,000	76,000	300,000	$0.1944

Options exercised	—	—	—	—
Options granted	—	—	—	—
Options cancelled	(78,000)	78,000	—	0.1944

Options outstanding at December 31, 2004	146,000	154,000	300,000	0.1944

Options exercised	—	—	—	—
Options granted	—	—	—	—
Options cancelled	(28,000)	28,000	—	0.1944

Options outstanding at December 31, 2005	118,000	182,000	300,000	0.1944

Options exercised	—	—	—	—
Options granted	—	—	—	—
Options cancelled	(13,000)	13,000	—	0.1944

Options outstanding at December 31, 2006	105,000	195,000	300,000	0.1944

Exercisable at December 31, 2004	96,250	—	96,250	$0.1944
Exercisable at December 31, 2005	90,000	—	90,000	$0.1944
Exercisable at December 31, 2006	96,500	—	96,500	$0.1944

Tranche II
Options outstanding at December 31, 2003	474,000	76,000	550,000	$3.4100

Options exercised	—	—	—	—
Options granted	—	—	—	—
Options cancelled	(178,000)	178,000	—	3.4100

Options outstanding at December 31, 2004	296,000	254,000	550,000	3.4100

Options exercised	—	—	—	—
Options granted	—	—	—	—
Options cancelled	(28,000)	28,000	—	3.4100

Options outstanding at December 31, 2005	268,000	282,000	550,000	3.4100

Options exercised	—	—	—	—
Options granted	—	—	—	—
Options cancelled	(163,000)	163,000	—	3.4100

Options outstanding at December 31, 2006	105,000	445,000	550,000	3.4100

Exercisable at December 31, 2004	246,250	—	246,250	$3.4100
Exercisable at December 31, 2005	237,500	—	237,500	$3.4100
Exercisable at December 31, 2006	94,000	—	94,000	$3.4100

2004 Plan
Options outstanding at April 21, 2004 (commencement)
Class B Common Stock	—	3,954,897	3,954,897	$0.1944

Class L Common Stock, Series 3	—	426,174	426,174	15.7500

Class L Common Stock, Series 4	—	370,820	370,820	13.6900

Option grants during 2004
Options granted for Class B Common Stock	3,744,430	(3,744,430)	—	0.1944
Options granted for Class L Common Stock, Series 3	403,491	(403,491)	—	15.7500
Options granted for Class L Common Stock, Series 4	351,086	(351,086)	—	13.6900
Options outstanding at December 31, 2004
Class B Common Stock	3,744,430	210,467	3,954,897	0.1944

Class L Common Stock, Series 3	403,491	22,683	426,174	15.7500

Class L Common Stock, Series 4	351,086	19,734	370,820	13.6900

Options exercised during 2005
Options exercised for Class B Common Stock	—	—	—	—
Options exercised for Class L Common Stock, Series 3	—	—	—	—
Options exercised for Class L Common Stock, Series 4	—	—	—	—
Option grants during 2005
Options granted for Class B Common Stock	118,647	(118,647)	—	0.1944
Options granted for Class L Common Stock, Series 3	12,785	(12,785)	—	28.5400
Options granted for Class L Common Stock, Series 4	11,125	(11,125)	—	20.3100

	Options Allocated to Key Employees	Unallocated Options	Total # of Shares	Weighted Avg. Price Per Share
2004 Plan (continued)
Options cancelled during 2005
Options cancelled for Class B Common Stock	(1,285,824)	1,285,824	—	0.1944
Options cancelled for Class L Common Stock, Series 3	(138,558)	138,558	—	15.7500
Options cancelled for Class L Common Stock, Series 4	(120,562)	120,562	—	13.6900

Options outstanding at December 31, 2005
Class B Common Stock	2,577,252	1,377,644	3,954,897	0.1944

Class L Common Stock, Series 3	277,718	148,456	426,174	16.3388

Class L Common Stock, Series 4	241,649	129,171	370,820	13.9948

Options exercised during 2006
Options exercised for Class B Common Stock	—	—	—	—
Options exercised for Class L Common Stock, Series 3	—	—	—	—
Options exercised for Class L Common Stock, Series 4	—	—	—	—
Options exercised during 2005	—	—	—	—
Option grants during 2006
Options granted for Class B Common Stock	1,357,147	(1,357,147)	—	0.1944
Options granted for Class L Common Stock, Series 3	146,242	(146,242)	—	23.3219
Options granted for Class L Common Stock, Series 4	127,249	(127,249)	—	17.1397
Options cancelled during 2006
Options cancelled for Class B Common Stock	(1,305,116)	1,305,116	—	0.1944
Options cancelled for Class L Common Stock, Series 3	(140,637)	140,637	—	17.2536
Options cancelled for Class L Common Stock, Series 4	(122,372)	122,372	—	14.3655

Options outstanding at December 31, 2006
Class B Common Stock	2,629,284	1,325,625	3,954,897	0.1944

Class L Common Stock, Series 3	283,323	142,851	426,174	19.4891

Class L Common Stock, Series 4	246,526	124,294	370,820	15.4341

Exercisable at December 31, 2004 for:
Class B Common Stock	842,179	—	842,179	$0.1944
Class L Common Stock, Series 3	90,751	—	90,751	$15.7500
Class L Common Stock, Series 4	78,965	—	78,965	$13.6900

Exercisable at December 31, 2005 for:
Class B Common Stock	1,135,374	—	1,135,374	$0.1944
Class L Common Stock, Series 3	122,345	—	122,345	$15.7500
Class L Common Stock, Series 4	106,455	—	106,455	$13.6900

Exercisable at December 31, 2006 for:
Class B Common Stock	993,652	—	993,652	$0.1944
Class L Common Stock, Series 3	107,073	—	107,073	$19.4891
Class L Common Stock, Series 4	93,166	—	93,166	$15.4341

A summary of options outstanding as of December 31, 2006 is as follows:

	Exercise Prices	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
2000 Plan:
Tranche I	$0.1944	105,000	96,500	0.1944	6.1 yrs.
Tranche II	$3.4100	105,000	94,000	3.4100	5.9 yrs.
2004 Plan:
Class B	0.1944	2,629,284	993,652	0.1944	8.6 yrs.
Class L, Series 3	15.75-28.54	283,323	107,073	19.4891	8.6 yrs.
Class L, Series 4	13.69-20.31	246,526	93,166	15.4341	8.6 yrs.

12. Income Taxes

The federal and state income tax provision is summarized as follows:

	Year Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Current
Federal	$(4)	$(567)	$1,599
State	159	(8)	517

	155	(575)	2,116

Deferred
Federal	(3,730)	(664)	(2,655)
State	(2,461)	(402)	(810)

	(6,191)	(1,066)	(3,465)

Total income tax benefit	$(6,036)	$(1,641)	$(1,349)

Total income tax expense differed from the amount computed by applying the U.S. federal income tax rate of 34% to earnings before income tax expense as a result of the following:

	Year Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Computed expected tax rate at 34%	$(4,681)	$(1,551)	$(1,018)
State and local taxes, net of federal tax benefit	(750)	(270)	(193)
Change in state deferred tax rate	(769)	—	—
Permanent difference	87	248	(155)
Other	77	(68)	17

Income tax benefit	$(6,036)	$(1,641)	$(1,349)

Deferred income tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	December 31, 2006	December 31, 2005
	(dollars in thousands)
Deferred tax assets
Inventory, principally due to costs capitalized for tax purposes in excess of those capitalized for financial reporting purposes and obsolescence reserve	$5,265	$3,977
Reserve for self insurance	166	271
Reserve for bad debts	2,238	2,124
Deferred compensation	433	238
Deferred rent	1,386	1,175
Acquisition costs	46	71
Vacation and bonus	463	345
Unrealized loss on interest rate swaps	132	220
NOL carryforward	466	636
Restructuring costs	3,278	2,624
Other	(393)	(303)

Total deferred tax assets	13,480	11,378

Deferred tax liabilities
Other intangibles related to the acquisition of Alpha and NES	(22,976)	(28,219)
Tax depreciation in excess of book depreciation	(514)	(611)
Goodwill and amortization	(10,100)	(8,748)

Total deferred tax liabilities	(33,590)	(37,578)

Net deferred tax liability	$(20,110)	$(26,200)

Total income tax expense differed from the amount computed by applying the U.S. federal income tax rate of 34% to earnings before income tax expense primarily as a result of state and local taxes. The Company had various state net operating loss and credit carry forward of approximately $6.4 million at December 31, 2006. These carry forwards expire in periods 2008 through 2022 and may be limited should certain changes in the Company’s ownership occur.

13. Deferred Financing Costs and Unamortized Note Premium

In connection with the Alpha acquisition in September 2003, the Company retired its existing revolving credit facility and entered into an amended revolving credit facility (see Note 5). Costs to secure the facility of approximately $7.1 million were included in deferred financing fees and were being amortized over the term of the facility, which would have expired in September 2008.

In September 2005, the Company exercised its option to increase the revolving credit facility by $50.0 million for total borrowings of up to $225.0 million (see Note 5). The Company incurred deferred financing fees of approximately $0.2 million in connection with this transaction which were being amortized on a straight-line basis over the remaining life of the facility.

In August 2006, the Company entered into an Amended and Restated Credit Agreement (“Credit Agreement”) (see Note 5). The Credit Agreement matures on August 31, 2011, and amended and restated the Company’s revolving credit agreement dated as of September 22, 2003. Total fees incurred in connection with the amended Credit Agreement were $0.8 million and are being amortized over the term of the facility.

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

Amortization of deferred financing fees charged to interest expense were approximately $6.2 million, $3.4 million and $3.0 million during the fiscal years ended December 31, 2006, 2005 and 2004, respectively. The amortization of the note premium credit netted against the amount above was approximately $0.3 million in fiscal 2006 and 2005, and was not significant in fiscal 2004.

14. Segment Information

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company’s principal operating segments are grouped into three business units: the Broder division, and with the September 2003 acquisition of Alpha, the Alpha division, and with the August 2004 acquisition of NES, the NES division. Operating segments are defined as components of the business for which separate information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The following table presents information used by the Company’s chief operating decision makers in deciding how to allocate resources and in assessing performance. The information for the Broder division includes the results of operations of Amtex from the date of acquisition (September 28, 2006). The information for the NES division represents the period from the date of acquisition (August 31, 2004) through December 31, 2004 and for fiscal 2005 and 2006.

	Broder	Alpha	NES	Consolidated
	(dollars in thousands)
Statement of Operations Information for Fiscal 2006
Net sales	$375,032	$460,590	$123,646	$959,268
Cost of sales	308,406	368,801	101,342	778,549

Gross profit	66,626	91,789	22,304	180,719

Statement of Operations Information for Fiscal 2005
Net sales	$376,414	$473,462	$128,541	$978,417
Cost of sales	313,165	380,595	104,659	798,419

Gross profit	$63,249	$92,867	$23,882	$179,998

Statement of Operations Information for Fiscal 2004
Net sales	$379,961	$454,471	$42,941	$877,373
Cost of sales	316,432	366,583	37,041	720,056

Gross profit	$63,529	$87,888	$5,900	$157,317

Balance Sheet Information as of December 31, 2006
Accounts receivable, net	$30,643	$42,732	$11,728	$85,103
Inventory	83,272	123,401	26,614	233,287
Fixed assets, net	15,585	6,839	1,796	24,220
Goodwill, intangible assets and deferred financing fees	22,490	179,927	5,374	207,791
Accounts payable	19,972	68,808	8,495	97,275

Balance Sheet Information as of December 25, 2005
Accounts receivable, net	$29,481	$42,079	$12,067	$83,627
Inventory	74,487	118,296	23,768	216,551
Fixed assets, net	8,933	7,870	768	17,571
Goodwill, intangible assets and deferred financing fees	25,446	188,097	7,915	221,458
Accounts payable	36,041	52,633	11,513	100,187

15. Restructuring and Asset Impairment

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

During fiscal 2006, the Company recorded restructuring charges related to its distribution center consolidation initiative and its call center consolidation initiative. The Company consolidated its distribution centers in its Texas, California and

Midwest markets. The Company’s Broder division recorded a restructuring and asset impairment charge of approximately $0.8 million, consisting of $0.6 million in distribution center closure costs for the fair value of the future lease obligations and approximately $0.1 million in severance and related benefits, and $0.1 million in non-cash fixed asset impairment charges related to the disposal of distribution center fixed assets. The future lease obligation is expected to be paid over the remaining lease term, which expires in December 2007.

The Alpha division La Mirada, CA distribution center was consolidated into a new dual branded Broder-Alpha facility in Fresno, CA. As a result, the Alpha division recorded approximately $2.1 million in distribution center closure costs for the fair value of the future lease obligations and approximately $0.2 million in severance and benefits related charges. The future lease obligations are expected to be paid out over the remaining lease term, which ends in 2009. The Broder division Louisville, KY distribution center was consolidated into a new facility in Chicago, IL. The Broder division recorded approximately $0.2 million in distribution center closure costs for the fair value of the future lease obligations and approximately $0.1 in severance and benefits related charges. The future lease obligations are expected to be paid out over the remaining lease term, which ends in 2007.

During 2006, the Company reduced the number of call centers it operates from seven to three. As a result, the Company recorded restructuring charges of approximately $0.9 million, consisting of approximately $0.4 million of cash severance and related benefit payments and $0.5 million in call center closure costs representing the fair value of the future lease obligations. The future lease obligations are expected to be paid over the remaining lease terms, which expire at various dates through March 2015.

Restructuring activity is summarized as follows:

	Balance at December 31, 2004	Restructuring Charge	Cash Payments	Non-Cash Items Expensed Immediately	Balance at December 31, 2005
	(dollars in thousands)
Distribution center closure costs
Lease termination and other costs	$7,089	$929	$(1,674)	$—	$6,344
Severance and related benefits	—	17	(17)	—	—
Non-cash asset write-offs	—	401	—	(401)	—
Corporate workforce reduction
Severance and related benefits	697	—	(697)	—	—
NES severance and related benefits	233	533	(463)	—	303

	$8,019	$1,880	$(2,851)	$(401)	$6,647

	Balance at December 31, 2005	Restructuring Charge	Cash Payments	Non-Cash Items Expensed Immediately	Balance at December 31, 2006
	(dollars in thousands)
Distribution center closure costs
Lease termination and other costs	$6,344	$2,821	$(1,467)	—	$7,698
Severance and related benefits	—	362	(271)	—	91
Non-cash asset write-offs	—	107	—	(107)	—
Corporate workforce reduction
NES severance and related benefits	303	(94)	(209)	—	—
Call center closure costs
Lease termination and other costs	—	517	(79)	—	438
Severance and related benefits	—	376	(376)	—	—

	$6,647	$4,089	$(2,402)	$(107)	$8,227

The total of approximately $6.6 million at December 31, 2005 in accrued restructuring was recorded as approximately $1.5 million in current liabilities and $5.1 million in long-term liabilities. The total of approximately $8.2 million in accrued restructuring at December 31, 2006 was recorded as $2.5 million in current liabilities and $5.6 million in long-term liabilities.

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

17. Selected Quarterly Financial Data (Unaudited)

The Company’s selected quarterly financial results of operations (unaudited) for each quarter in the years ended December 31, 2006 and 2005 were as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands)
2006
Net sales	$209,618	$259,541	$249,193	$240,916
Income (loss) from operations	(442)	9,308	8,433	9,286
Net income (loss)	(5,317)	(209)	(2,474)	263

2005
Net sales	$197,739	$262,059	$255,619	$263,000
Income (loss) from operations	(1,112)	12,241	7,808	13,224
Net income (loss)	(5,447)	1,953	(1,701)	2,284

As disclosed in Note 15, the Company recorded various restructuring charges during fiscal 2006. During the first quarter, the Company recorded approximately $0.8 million restructuring and asset impairment charges related to the closure of its Houston, TX distribution center. During the second quarter, the Company recorded approximately $0.9 million in call center closure costs. During the third and fourth quarters, the Company recorded approximately $0.1 million and $2.3 million in restructuring charges related to the California and Midwest consolidations, respectively.

The Company recorded a $0.4 million restructuring charge during the first quarter of 2005 and an additional $0.1 million during the second quarter of 2005 resulting from the integration of NES into the Company. These charges consisted of severance related payments for NES corporate staff reductions.

During the first quarter of 2005, the Company recorded approximately $0.5 million in lease termination and other costs for the fair value of future lease obligations related to the closure of its Charlotte, NC distribution center. The Company also recorded a $0.4 million restructuring charge during the first quarter of 2005 and an additional $0.1 million during the second quarter of 2005 resulting from the integration of NES into the Company. These charges consisted of severance related payments for NES corporate staff reductions.

During the third quarter of 2005, the Company recorded approximately $1.0 million in distribution center closure costs related to the closure of its Atlanta, GA distribution center. In the fourth quarter of 2005, approximately $0.2 million of the closure costs were reversed due to the execution of a lease termination agreement.

18. Condensed Combining and Consolidating Financial Statements

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

BRODER BROS., CO. AND SUBSIDIARY

CONDENSED COMBINING AND CONSOLIDATING FINANCIAL STATEMENTS

(in thousands)

	December 31, 2005				December 25, 2004
Balance Sheets	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated
Cash	$3,305	$—	$—	$3,305	$2,313	$8	$—	$2,321
Intercompany receivable	—	—	—	—	19,781	—	(19,781)	—
All other current assets	320,341	—	—	320,341	276,146	—	—	276,146

Total current Assets	323,646	—	—	323,646	298,240	8	(19,781)	278,.467
Goodwill and intangibles, net	207,526	—	—	207,526	189,259	31,227	—	220,486
Investment in subsidiary	—	—	—	—	11,454	—	(11,454)	—
All other non-current assets	35,290	—	—	35,290	39,255	—	—	39,255

Total Assets	$566,462	$—	$—	$566,462	$538,208	$31,235	$(31,235)	$538,208

Intercompany payable	$—	$—	$—	$—	$—	$19,781	$(19,781)	$—
All other current liabilities	128,539	—	—	128,539	138,167	—	—	138,167

Total current liabilities	128,539	—	—	128,539	138,167	19,781	(19,781)	138,167
Non-current liabilities	364,610	—	—	364,610	323,958	—	—	323,958

Total Liabilities	493,149	—	—	493,149	462,125	19,781	(19,781)	462,125
Shareholders’ equity	73,313	—	—	73,313	76,083	11,454	(11,454)	76,083

Total liabilities and shareholders’ equity	$566,462	$—	$—	$566,462	$538,208	$31,235	$(31,235)	$538,208

	December 31, 2005				December 25, 2004
Statements of Operations	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated
Net sales	$978,417	$—	$—	$978,417	$877,373	$—	$—	$877,373
Cost of sales	798,419	—	—	798,419	720,056	—	—	720,056

Gross profit	179,998	—	—	179,998	157,317	—	—	157,317
Operating expenses	147,837	—	—	147,837	131,225	5	—	131,230

Income (loss) from operations	32,161	—	—	32,161	26,092	(5)	—	26,087
Interest (income) expense	38,595	(1,037)	—	37,558	33,078	(3,077)	—	30,001
All other (income) expense	646	(1,491)	—	(845)	5,758	(6,818)	—	(1,060)
Equity in earnings of subsidiary	(2,528)	—	2,528	—	(9,890)	—	9,890	—

Total other (income) expense	36,713	(2,528)	2,528	36,713	28,946	(9,895)	9,890	28,941

Income (loss) before income taxes	(4,552)	2,528	(2,528)	(4,552)	(2,854)	9,890	(9,890)	(2,854)
Income tax (benefit) provision	(1,641)	—	—	(1,641)	(1,349)	—	—	(1,349)

Net income (loss)	$(2,911)	$2,528	$(2,528)	$(2,911)	$(1,505)	$9,890	$(9,890)	$(1,505)

	December 31, 2005				December 25, 2004
Statements of Cash Flows	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated
Net income (loss)	$(2,911)	$2,528	$(2,528)	$(2,911)	$(1,505)	$9,890	$(9,890)	$(1,505)
Equity in earnings of subsidiary	(2,528)	—	2,528	—	(9,890)	—	9,890	—
Other operating cash flows	(30,358)	(2,528)	—	(32,886)	26,682	(19,795)	—	6,887

Net cash provided by (used in) operating activities	(35,797)	—	—	(35,797)	15,287	(9,905)	—	5,382
Net cash used in investing activities	(6,226)	—	—	(6,226)	(34,693)	—	—	(34,693)
Net cash provided by financing activities	43,015	(8)	—	43,007	18,562	9,895	—	28,457

Net increase (decrease) in cash	992	(8)	—	984	(844)	(10)	—	(854)
Cash at beginning of year	2,313	8	—	2,321	3,157	18	—	3,175

Cash at end of year	$3,305	$—	$—	$3,305	$2,313	$8	$—	$2,321

19. Subsequent Events

In March 2007, the Company entered into a separation agreement with its former chief financial officer. The agreement provided for, among other items, payments to the former executive in an aggregate amount of approximately $0.5 million, payable in a single lump sum, and the purchase by the Company of equity securities owned by the former executive for an aggregate purchase price of approximately $0.1 million. The payment to the former executive was made in consideration for a twenty-four month extension of a non-compete period, which resulted in a thirty-six month non-compete period, as well as a transition bonus payment for services rendered in connection with the former executive’s separation from the Company.

During the first quarter of 2007, the Company committed to a plan to consolidate its distribution centers in Plymouth, MI, St. Louis, MO and Northlake, IL into its multi-branded distribution center in Bolingbrook, IL. The Company also committed to plans to consolidate its distribution center in Albany, NY into a multi-branded distribution center in Middleboro, MA and to consolidate its distribution center in Charlotte, NC into its multi-branded distribution center in Duluth, GA. In connection with these activities, the Company expects to record restructuring charges totaling approximately $7.0 million in the first quarter of 2007. The charge is expected to include distribution center closure costs for the fair value of future lease obligations and severance and related benefits of approximately $6.5 million and $0.5 million, respectively.

Schedule II

BRODER BROS., CO. AND SUBSIDIARY

Consolidated Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions resulting from Acquisitions	Charged to Costs and Expenses	Charged to Other Accounts— Describe	Deductions— Describe (1)	Balance at End of Period
	(dollars in thousands)
YEAR ENDED DECEMBER 30, 2006
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$5,352	$—	$923	$—	$461	$5,814
Excess and discontinued inventory reserve	5,462	750	3,887	—	1,505	8,594

YEAR ENDED DECEMBER 31, 2005
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$4,664	$—	$2,630	$—	$1,942	$5,352
Excess and discontinued inventory reserve	5,160	—	1,311	—	1,009	5,462

YEAR ENDED DECEMBER 25, 2004
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$2,820	$949	$2,016	$—	$1,121	$4,664
Excess and discontinued inventory reserve	3,989	1,280	2,345	—	2,454	5,160

(1)	Allowance for Doubtful Accounts—Uncollectible accounts written off, net of recoveries.

Excess and Discontinued Inventory Reserve—Loss on sale/disposal of Excess and Discontinued Inventory.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of our current directors and executive officers:

Name	Age	Position
Thomas Myers	58	Chief Executive Officer and Director
Martin J. Matthews	35	Interim Chief Financial Officer
Norman Hullinger	47	Senior Vice President of Operations
Michael Fabrico	46	Vice President of Information Technology
Jon Hays	44	Vice President of Pricing Administration
Edward Conard	50	Director
Seth Meisel	34	Director
Stephen Zide	47	Director

Thomas Myers, Chief Executive Officer and Director, has been Chief Executive Officer since October 2005 and a director of Broder since May 2000 and he has served as Executive Vice President of Bain Capital since May 2000. Prior to joining Bain Capital, Mr. Myers was the founding partner of Emanem Partners, an international strategy consulting firm, since October 1997. From February 1996 to October 1997, Mr. Myers was a senior advisor of the Parthenon Group.

Martin J. Matthews, Interim Chief Financial Officer, was named Interim Chief Financial Officer in January 2007 and has served as our Corporate Controller since 2003. Mr. Matthews has been responsible for the Company’s accounting, financial reporting, corporate taxation, risk management, credit and collections, and budgeting and planning activities. He has also been actively involved in the merger integration, acquisition and treasury activities of Broder. Prior to joining Broder, Mr. Matthews worked at UbiquiTel Inc., where he was responsible for financial reporting and general accounting. Previously, Mr. Matthews was employed by Internet Capital Group, Inc. and he began his career with Ernst & Young LLP.

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

Michael Fabrico, Vice President of Information Technology, has served as Vice President of Information Technology since December 2003. Mr. Fabrico is responsible for all information technology activities and the long-term information technology strategic direction of the Company. Mr. Fabrico previously served as Director of Information Technology for Alpha Shirt Co. since 2001.

Jon Hays, Vice President of Pricing Administration, has served as Vice President of Pricing Administration since March 2006. Mr. Hays is responsible for pricing to the Company’s customers and suppliers’ pricing to the Company. Mr. Hays previously served as Director of Corporate Pricing Administration since November 2004. Mr. Hays was a member of the senior management team of Broder Bros., Co. prior to its acquisition of Alpha Shirt Co. and has held numerous operations, sales and customer service roles earlier in his career.

Edward Conard has been a director of Broder since May 2000. Mr. Conard joined Bain Capital as a Managing Director in 1992. Prior to joining Bain Capital, Mr. Conard was a director of Wasserstein Perella from 1990 to 1992 where he headed the firm’s Transaction Development Group. Previously, Mr. Conard was a Vice President at Bain & Company where he headed the firm’s operations practice and managed major client relationships in the industrial manufacturing and consumer goods industries. Mr. Conard is also a director of Sensata Technologies; Innophos, Inc.; Unisource Worldwide, Inc. and Waters Corporation.

Seth Meisel has been a director of Broder since March 2006. Mr. Meisel is a Principal of Bain Capital. Mr. Meisel joined Bain Capital in 1999 and was a Vice President from 2004 to 2006. Prior to joining Bain Capital, Mr. Meisel worked as a consultant and manager at Mercer Management Consulting in the industrial, financial services and retail industries. Mr. Meisel is also a director of Keystone Automotive Operations, Inc.

Stephen Zide has been a director of Broder since July 2003. Mr. Zide has been a Managing Director of Bain Capital since 2001 and affiliated with the firm since 1997. From 1998 to 2000, Mr. Zide was a Managing Director of Pacific Equity Partners, a private equity firm in Sydney, Australia, which is affiliated with Bain Capital. Prior to joining Bain Capital, Mr. Zide was a partner at the law firm of Kirkland & Ellis LLP, where he was a founding member of the New York office and specialized in representing private equity and venture capital firms. Mr. Zide is also a director of Sensata Technologies; Innophos, Inc.; and Keystone Automotive Operations, Inc.

Code of Ethics

In 2006, we adopted a code of ethics for our chief executive officer, chief financial officer and senior financial managers. The Code of Ethics can be viewed by selecting “Code of Ethics” on our corporate website at www.broderbrosco.com.

Board of Directors and Standing Committees

Our board of directors is currently elected pursuant to the terms of a stockholders’ agreement among all of our stockholders. See “Certain Relationships and Related Transactions—Shareholders Agreement.” As a result, we do not have a nominating committee. We currently have a compensation committee and audit committee, each of which is comprised of Messrs. Conard and Meisel. Our board of directors has not determined at this time whether either Messrs. Conard or Meisel qualifies as an “audit committee financial expert” as defined under Item 407(d) (5) of Regulation S-K. We do not have any securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association which imposes requirements on us as to the composition of our audit committee.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Membership and Organization

Two directors, Messrs. Conard and Meisel, serve on our Compensation Committee (the “Committee”). Compensation decisions for 2006 regarding our executive officers were made by the Committee. In addition, Mr. Myers participated in discussions with the Committee concerning executive officer compensation, other than his own. The Committee has general supervisory power over, and the power to grant options under, our 2000 Stock Option Plan and our 2004 Executive Stock Option Plan. In addition, the Committee sets the compensation of our Chief Executive Officer, reviews and takes action on the recommendations of the Chief Executive Officer as to the compensation of our other executive officers, approves the grants of any bonuses to officers, and reviews our compensation strategy for other compensation matters generally.

Compensation Philosophy and Objectives

The Company’s philosophy and objectives in setting compensation policies are to align pay with performance, while at the same time providing fair, reasonable and competitive compensation that will allow us to retain and attract superior executive talent. The Committee believes that executive compensation should align executives’ interests with those of the overall success of the Company by rewarding achievement of specific annual, long-term, and strategic goals by the Company, with the ultimate objective of improving profitability and other financial results. To that end, the Committee believes executive compensation packages provided by the Company to its executive officers should include a mix of both cash and equity-based compensation that reward performance as measured against established goals.

Setting Executive Compensation

Based on the foregoing objectives, the Committee has structured the Company’s annual executive compensation to motivate executives to achieve the business goals set by the Board and to reward the executives for achieving such goals. The base salaries, targeted bonus amounts and equity incentive awards established for or granted to the Company’s executive officers are based, in part, on the Committee’s understanding of the Company’s current financial position, compensation amounts and forms paid to persons in comparable roles performing at comparable levels at other companies in the same or related industries, the Company’s need to attract and retain key personnel for whom the Company must compete in the market for such talent. Such amounts reflect the subjective discretion of the Committee based on these factors as well as the evaluation of Company’s current and anticipated future performance, the experience of each executive officer and the contribution of the officer to such performance, and the contribution of the individual executive officers to the Company in areas not necessarily reflected in the Company’s financial performance. The Committee does not allocate between current and long-term compensation. Equity awards are typically granted to executives upon promotion to Vice President or to new employees hired as a Vice President. The timing of the grant is typically when a third party valuation of the enterprise value has been completed.

Components of Executive Compensation for Fiscal Year 2006

For the fiscal year ended December 30, 2006, the principal components of compensation for our executive officers were:

Base Salaries. Base salary is established based on the experience, skills, knowledge and responsibilities required of the executive officers in their roles. When establishing 2006 base salaries of the executive officers, a number of factors were considered, including the years of service of the individual, the individual’s duties and responsibilities, the ability to replace the individual and the base salary at the individual’s prior employment. Salary levels are typically reviewed upon a promotion or other change in job responsibility. The Company’s 2006 base salaries were established subjectively by the Committee based on the factors noted above. During 2006, the Company increased base salaries by approximately 4%.

Management Bonus Plan. Annual bonuses are normally intended to provide an incentive for improved Company performance in the short term. Under the bonus plan, payment is calculated using individual bonus target percentages (expressed as a percentage of base salary) and is adjusted based on a performance relative to corporate performance. Annual target cash bonuses are determined initially as a percentage of each executive officer’s base salary for the fiscal year. The target cash bonus is established by the individual’s level of responsibility. The Chief Executive Officer’s target bonus is 100% of base salary and target bonuses for Vice Presidents range from 30% to 50% of base salary. Corporate performance is based primarily on the amount of EBITDA, adjusted for certain expenses deemed by the Committee to be non-recurring, achieved during the year, as well as performance in managing working capital.

Long-Term Incentive Compensation. Long-term incentive compensation is awarded by the Compensation Committee through awards under our 2000 Stock Option Plan and our 2004 Executive Stock Option Plan. These awards provide a common interest between our stockholders and our executive officers. The Committee has the authority to administer the long-term incentive plans and to exercise all the powers and authorities either specifically granted to it under, or necessary or advisable in the administration of the plans, including, without limitation, the authority:

•	to grant awards,

•	to determine the persons to whom and the time or times at which awards shall be granted,

•	to determine the type and number of awards to be granted, the number of shares of common stock to which an award may relate and the terms and conditions relating to any award,

•	to determine whether, to what extent, and under what circumstances an award may be settled, canceled, forfeited, exchanged, or surrendered,

•

to make adjustments in the performance goals in recognition of unusual or non-recurring events affecting us or our financial statements (to the extent not inconsistent with Section 162(m) of the Code, if applicable), or in response to changes in applicable laws, regulations, or accounting principles,

•	to construe and interpret the plans and any award,

•	to prescribe, amend and rescind rules and regulations relating to the plans,

•	to determine the terms and provisions of agreements evidencing awards, and

•	to make all other determinations deemed necessary or advisable for the administration of the plans.

Options expire no later than ten years from the grant date and generally vest ratably over a four year period. During 2006, certain executives received option grants that vest 25% each on January 1, 2007, January 1, 2008, January 1, 2009 and January 1, 2010. The options reflect the grant date fair value calculated in accordance with FAS 123(R). The options were granted in November 2006 and these executives were granted options with a vesting schedule less than four years due to their service to us in their capacity of a policy-making executive prior to the option grant date. Vesting may be accelerated in the event of specified transactions, including a “Sale of the Company,” as defined in the 2004 Executive Stock Option Plan.

Stock options are generally granted on limited occasions by the Committee but grants may occur pursuant to the delegated authority granted to executive officers, which occurs primarily for the purpose of approving a compensation package for newly hired or promoted executives.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is comprised of Messrs. Conard and Meisel. Compensation decisions for 2006 regarding our executive officers were made by the Compensation Committee. In addition, Mr. Myers participated in discussions with the Committee concerning executive officer compensation, other than his own.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Edward Conard, Chairman

Seth Meisel

Employment Agreements

Effective September 1, 2006, Mr. Myers was appointed our Chief Executive Officer and President. Mr. Myers served as Interim Chief Executive Officer from October 2005 through August 2006, during which time he was employed by Bain Capital as an Executive Vice President. Mr. Myers has served on our Board of Directors since May 2000. Mr. Hollister was named Chief Financial Officer in December 2003 and resigned his position on December 26, 2006. In March 2007, we entered into a Separation Agreement with Mr. Hollister. We have entered into employment agreements with our other executive officers. Each employment agreement provides for an annual salary and a discretionary annual incentive cash bonus up to a percentage of the named executive officer’s base salary. Each of the agreements provides for a severance payment over a prescribed term in the event the named executive is terminated without cause or resigns for a good reason. Each agreement also provides that no severance payment is due in the event of termination with cause, which includes termination for willful misconduct, conviction of a felony, aiding a competitor, failure to perform duties or fraud. Each agreement further contains an agreement by the named executive officer not to compete with us for a defined term, which we believe is reasonable and consistent with industry guidelines. We have not entered into an employment agreement with Messrs. Matthews or Hays.

Thomas Myers. We have entered into an employment agreement with Mr. Myers, dated September 1, 2006, under which, Mr. Myers has agreed to serve as our Chief Executive Officer and President. The agreement provides that Mr. Myers shall be paid an annual base salary of $350,000 and shall be subject to the review of the Board on an annual basis. Mr. Myers received a one-time payment of $66,667 upon execution of his employment agreement. The agreement entitles Mr. Myers to receive reimbursement for all reasonable expenses incurred by him in the course of performing his duties and responsibilities. The agreement entitles Mr. Myers to participate in a bonus plan to earn at least 100% of his base salary as a target bonus. The agreement also entitles Mr. Myers to receive reimbursement for all reasonable expenses for moving expenses if, within twelve months from the date of the employment agreement, Mr. Myers relocates his permanent resident to the Philadelphia, PA area. If Mr. Myers’s employment is terminated by us without cause, we are obligated to pay Mr. Myers any unpaid base salary through the date of termination, any accrued vacation pay, annual bonus earned but not yet paid, pro-rata share of the target bonus, a waiver of the costs of COBRA for 18 months, and severance equal to two years’ base salary at the salary rate in effect at the date of termination plus two years’ target bonus. If Mr. Myers’s employment is terminated by Mr. Myers for good reason, we are obligated to pay Mr. Myers any unpaid base salary through the date of termination, any accrued vacation pay, any annual bonus earned but not yet paid, pro-rata share of the Target Bonus, a waiver of the costs of COBRA for one year, and severance equal to one years’ base salary at the salary rate in effect at the date of termination plus one years’ target bonus. If Mr. Myers’s employment is terminated by us with cause or by Mr. Myers without a good reason, we are obligated to pay Mr. Myers any unpaid base salary through the date of termination. During the employment period and for the eighteen months thereafter, Mr. Myers is prohibited from directly or indirectly competing with us.

Norman Hullinger. We have entered into an employment agreement with Mr. Hullinger, dated May 20, 2004, under which Mr. Hullinger has agreed to serve as our Vice President, Operations. The agreement provided that Mr. Hullinger shall be paid $200,000 per annum and shall be subject to the review by the Board on an annual basis commencing January 1, 2005. In November 2005, Mr. Hullinger was promoted to Senior Vice President of Operations and his base salary increased to $220,000 per annum. The agreement entitles Mr. Hullinger to receive reimbursement for all reasonable expenses incurred by him in the course of performing his duties and responsibilities. The agreement further entitles Mr. Hullinger to participate in a bonus plan to earn at least 50% of his base salary as the target bonus. If Mr. Hullinger’s employment is terminated by us without cause or terminated by Mr. Hullinger with good reason, we are obligated to pay Mr. Hullinger any unpaid base salary through the date of termination, any accrued vacation pay, annual bonus earned but not yet paid, pro-rata share of the target bonus, a waiver of the costs of COBRA for one year, and severance equal to one years’ base salary at the salary rate in effect at the date of termination. If Mr. Hullinger’s employment is terminated by us for cause or by Mr. Hullinger without good reason, we are obligated to pay Mr. Hullinger any unpaid base salary through the date of termination. During the employment period and for the twelve months thereafter, Mr. Hullinger is prohibited from directly or indirectly competing with us.

Michael Fabrico. We have entered into an employment agreement with Mr. Fabrico, dated December 22, 2003, under which, Mr. Fabrico has agreed to serve as our Vice President, Information Systems. The agreement provides that Mr. Fabrico shall be paid an initial annual salary of $170,000 for the year ending December 31, 2004. During 2006, Mr. Fabrico’s annual base salary was increased to $200,000. The employment agreement entitles Mr. Fabrico to receive reimbursement for all reasonable expenses incurred by him in the course of performing his duties and responsibilities. The agreement further entitles Mr. Fabrico to participate in a bonus plan to earn at least 30% of base salary as the target bonus. If Mr. Fabrico’s employment is terminated by us without cause or terminated by Mr. Fabrico with good reason, we are obligated to pay Mr. Fabrico any unpaid base salary through the date of termination, any accrued vacation pay, annual bonus earned but not yet paid, pro-rata share of target bonus, a waiver of the costs of COBRA for one year, and severance equal to one years’ base salary at the salary rate in effect at the date of termination. If Mr. Fabrico’s employment is terminated by us for cause or by Mr. Fabrico without good reason, we are obligated to pay Mr. Fabrico any unpaid base salary through the date of termination. During the employment period and for the twelve months thereafter, Mr. Fabrico is prohibited from directly or indirectly competing with us.

Option Plans

The Company adopted a Stock Option Plan (the “2000 Plan”) effective with the May 2000 recapitalization under which officers, key employees, and non-employee directors or consultants may be granted options to purchase shares of the Company’s authorized but unissued Class A and Class L common stock. The maximum number of shares of the Company’s Class A and Class L common stock available for issuance under the 2000 Plan is 1,500,000 and 50,000 shares, respectively. As of December 31, 2006, the maximum number of shares available for future grants under the 2000 Plan was 640,000 Class A shares and 50,000 Class L, Series 1 shares. During fiscal 2000, 550,000 shares of Class A common stock options were authorized at an exercise price of $0.1944 per share (the Tranche I options) and an additional 550,000 shares of Class A common stock options were authorized at an exercise price of $3.41 per share (the Tranche II options). During fiscal 2002, 400,000 shares of Class A common stock options were granted at an exercise price of $6.00 per share (Tranche III options). The Tranche III options were cancelled and terminated during fiscal 2002. Options otherwise unallocated from Tranche I and Tranche II will be allocated on a pro rata basis to the then current option holders in the event of certain corporate transactions. Options expire no later than ten years from the grant date and vest over four years. Vesting may be accelerated in the event of specified transactions.

In fiscal 2004, the Company adopted the 2004 Executive Stock Option Plan (the “2004 Plan”) under which present and future executives, directors, consultants or advisers of the Company or its subsidiaries may be granted options to purchase shares of the Company’s authorized but unissued Class B and Class L, Series 3 or 4 common stock. The maximum number of shares of the Company’s stock available for issuance under the 2004 Plan is 426,174 Class L, Series 3 common shares, 370,820 Class L, Series 4 common shares and 3,954,897 Class B common shares. As of December 31, 2006, the maximum number of shares available for future grants under the 2004 Plan was 142,851 Class L, Series 3 common shares, 124,294 Class L, Series 4 common shares and 1,325,613 Class B common shares. Options expire no later than ten years from the grant date and vest over four years. Vesting may be accelerated in the event of specified transactions.

Potential and Actual Payments Upon Termination and Separation

In the event a named executive officer was terminated (i) by the Company without cause or (ii) the named executive officer resigned for good reason, such officer could be entitled to, in accordance with his or her employment contract, cash payments of any unpaid base salary through the state of termination, any accrued vacation pay, accrued or pro rata portion of bonus amounts and severance pay.

David Hollister. We amended Mr. Hollister’s employment contract dated January 10, 2004 to include a Severance and First Amendment to Employment Agreement entered into on March 1, 2007. Mr. Hollister resigned his position as Chief Financial Officer on December 26, 2006 and the amendment terminates Mr. Hollister’s employment as of January 31, 2007. Mr. Hollister was paid a transition bonus of $63,000 and a payment of $475,000 in consideration for a twenty-four month extension of a non-compete period. In addition, we purchased Mr. Hollister’s equity for $114,000. Mr. Hollister’s vested and unvested options awarded under the 2000 Plan and the 2004 Plan were cancelled. For the three years from the date of this amendment, Mr. Hollister is prohibited from directly or indirectly competing with us.

Limitations on Deductibility of Compensation

Under the 1993 Omnibus Budget Reconciliation Act, a portion of annual compensation payable after 1993 to any of the Company’s five highest paid executive officers would not be deductible by the Company for federal income tax purposes to the extent such officer’s overall compensation exceeds $1,000,000. Qualifying performance-based incentive compensation, however, would be both deductible and excluded for purposes of calculating the $1,000,000 base. Although the Committee does not presently intend to award compensation in excess of the $1,000,000 cap, it will continue to address this issue when formulating compensation arrangements for the Company’s executive officers.

Accounting for Stock-Based Compensation

Beginning on December 26, 2004, we adopted SFAS NO. 123R, “Share-Based Payment.”

Summary Compensation Table

The following table sets forth information concerning compensation paid with respect to our chief executive officer and chief financial officer during 2006 as well as the other named executive officers in 2006.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Stock Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation(2) ($)	Total ($)
Thomas Myers (3)	2006	109,038	(1)	67,000	—	1,001,611	—	—	66,667	1,244,316
Chief Executive Officer and President
David Hollister (4)	2006	250,000		—	—	—	—	—	7,500	257,500
Chief Financial Officer
Norman Hullinger	2006	219,231		75,000	—	—	—	—	9,746	303,977
Senior Vice President of Operations
Michael Fabrico	2006	193,077		45,000	—	33,624	—	—	5,400	277,101
Vice President of Information Technology
Jon Hays	2006	145,385		30,000	—	89,027	—	—	4,362	268,774
Vice President of Pricing Administration

(1)	Reflects the grant date fair value calculated in accordance with FAS 123(R). See Note 11 to the Consolidated Financial Statements for a discussion of the relevant assumptions used in calculating the grant date fair value pursuant to FAS 123(R).
(2)	Mr. Myers’ “All Other Compensation” consists of a signing bonus paid immediately following execution of his employment agreement on September 1, 2006. “All Other Compensation” for Messrs. Hollister, Fabrico and Hays includes matching contributions under the 401(K) savings plan. Mr. Hullinger’s “All Other Compensation” includes a $3,077 retroactive pay increase and $6,669 in matching contributions under the 401(K) savings plan.
(3)	Mr. Myers was named Chief Executive Officer and President effective September 1, 2006.
(4)	Mr. Hollister resigned his position as Chief Financial Officer on December 26, 2006.

Grants of Plan-Based Awards

The following table summarizes the grants of plan-based awards given to the named executive officers for fiscal year 2006 pursuant to the 2004 Executive Stock Option Plan:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Shares of Stock or Units (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock Option Awards ($) (1)
Thomas Myers	11/13/2006	—	Class B	95,889	$23.8000	$548,254
	11/13/2006	—	Class L-3	83,435	$17.4700
	11/13/2006	—	Class L-4	889,852	$0.1944
Michael Fabrico	01/01/2006	—	Class B	3,476	$19.5000	$33,624
	01/01/2006	—	Class L-3	3,025	$14.5000
	01/01/2006	—	Class L-4	32,256	$0.1944
Jon Hays	11/13/2006	—	Class B	79,098	$23.8000	$89,027
	11/13/2006	—	Class L-3	8,523	$17.4700
	11/13/2006	—	Class L-4	7,416	$0.1944

(1)	Reflects the grant date fair value calculated in accordance with FAS 123(R). See Note 11 to the Consolidated Financial Statements for a discussion of the relevant assumptions used in calculating the grant date fair value pursuant to FAS 123(R).

Outstanding Equity Awards at Fiscal Year End

The following table summarizes all outstanding equity awards for the named executive officers at December 30, 2006:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
Thomas Myers
Class B (1)	—	889,852	0.1944	11/13/2016
Class L-3 (1)	—	95,889	23.8000	11/13/2016
Class L-4 (1)	—	83,435	17.4700	11/13/2016

David Hollister (8)
Class A, Tranche II (2)	20,000	—	3.4100	03/19/2012
Class A, Tranche I (3)	22,500	7,500	0.1944	04/02/2013
Class A, Tranche II (3)	7,500	2,500	0.1944	04/02/2013
Class B (4)	444,926	148,309	0.1944	04/21/2014
Class L-3 (4)	47,945	15,981	15.750	04/21/2014
Class L-4 (4)	41,717	13,906	13.690	04/21/2014

Norman Hullinger
Class A, Tranche I (5)	22,500	7,500	0.1944	04/02/2013
Class A, Tranche II (5)	22,500	7,500	3.4100	04/02/2013
Class B (4)	177,971	59,323	0.1944	04/21/2014
Class L-3 (4)	19,178	6,392	15.750	04/21/2014
Class L-4 (4)	16,687	5,562	13.690	04/21/2014

Michael Fabrico
Class B (4)	64,793	21,598	0.194404	04/21/2014
Class B (6)	—	32,256	0.1944	01/01/2016
Class L-3 (4)	6,982	2,327	15.750	04/21/2014
Class L-3 (6)	—	3,476	19.500	01/01/2016
Class L-4 (4)	6,075	2,025	13.690	04/21/2014
Class L-4 (6)	—	3,025	14.500	01/01/2016

Jon Hays
Class A, Tranche I (7)	4,000	—	0.1944	03/19/2012
Class A, Tranche II (7)	4,000	—	3.4100	03/19/2012
Class A, Tranche I (3)	12,000	4,000	0.1944	04/02/2013
Class A, Tranche II (3)	12,000	4,000	3.4100	04/02/2013
Class B (1)	—	79,098	0.1944	11/13/2016
Class L-3 (1)	—	8,523	23.800	11/13/2016
Class L-4 (1)	—	7,416	17.470	11/13/2016

(1)	These options vest in four annual installments beginning on January 1, 2007.
(2)	These options vest in four annual installments beginning on March 19, 2003.
(3)	These options vest in four annual installments beginning on March 4, 2003.
(4)	These options vest in four annual installments beginning on September 22, 2003.
(5)	These options vest in four annual installments beginning on March 3, 2004.
(6)	These options vest in four annual installments beginning on January 1, 2007.
(7)	These options vest in four annual installments beginning on May 3, 2001.
(8)	Mr. Hollister resigned his position as Chief Financial Officer on December 26, 2006.

Termination and Change of Control Agreements

In the event a named executive officer was terminated by the Company without cause, such officer would be entitled to cash payments of any unpaid base salary through the date of termination and any accrued vacation pay. Additional information regarding termination benefits for named executive officers may be found under “Employment Agreements” elsewhere within this “Item 11—Executive Compensation.”

Name	Benefit	Termination without Cause Prior to a Change in Control	Termination without Cause Following a Change in Control	Voluntary Termination	Death or Disability	Change in Control
Thomas Myers Chief Executive Officer and President	Cash Severance	$1,400,000	—	—	—	—

Norman Hullinger Senior Vice President of Operations	Cash Severance	$220,000	—	—	—	—

Michael Fabrico Vice President of Information Technology	Cash Severance	$200,000	—	—	—	—

Jon Hayes Vice President of Pricing Administration	Cash Severance	—	—	—	—	—

There are no change of control provisions within any executive’s employment agreement.

Option Exercises and Stock Vested

There were no stock options exercised during fiscal year 2006.

The Company has no information to provide with respect to Pension Benefits (Reg. S-K 402(h)), Nonqualified Deferred Compensation (Reg. S-K 402(i)), and potential payments upon termination or change-in-control (Reg. S-K 402(j)).

Compensation of Directors

None of our directors receive fees for services as directors. In the future, we may compensate directors who are neither our employees nor affiliates of Bain Capital LLC. All of our directors are reimbursed for out-of-pocket expenses incurred in connection with attending all board and other committee meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 23, 2007, the issued and outstanding stock of Broder consisted of: (1) 9,695,252 shares of Class A common stock, par value $0.01 per share; (2) 28,723,203 shares of Class B common stock, par value $0.01 per share; and (3) 7,374,075 shares of Class L common stock, of which 963,637 shares are Class L common stock, Series 1, par value $0.01 per share; 931,635 shares are Class L common stock, Series 2, par value $0.01 per share; 2,785,656 shares of Class L common stock, Series 3, par value $0.01 per share; and 2,693,147 shares of Class L common stock, Series 4, par value $0.01 per share. Only shares of Class A common stock have voting rights. The Class B common stock and each series of Class L common stock are the same as the Class A common stock except that the Class B common stock and each series of Class L common stock are nonvoting, and each series of Class L common stock is entitled to a preference over the Class A common stock and Class B common stock with respect to any distribution by Broder to holders of its capital stock. After payment of such preference amount, each share of Class A common stock, Class B common stock and Class L common stock shares equally in all distributions by Broder to holders of its common stock.

Unless otherwise noted, the following table sets forth certain information regarding the ownership of common stock as of March 23, 2007, by (1) the beneficial owners of more than 5% of our common stock, (2) each current director and named executive officer and (3) all of our current directors and executive officers as a group.

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

	Shares Beneficially Owned
	Class A Common Stock			Class B Common Stock			Class L Common Stock, Series 1			Class L Common Stock, Series 2			Class L Common Stock, Series 3			Class L Common Stock, Series 4
Name and Address	Number of Shares		Percentage of Class	Number of Shares		Percentage of Class	Number of Shares		Percentage of Class	Number of Shares		Percentage of Class	Number of Shares		Percentage of Class	Number of Shares		Percentage of Class
Principal Stockholders:
Bain Capital Fund VI, L.P. and Related Entities(1)	8,553,957	(7)	86.9%	—		—	944,667	(10)	88.2%	821,966	(12)	88.2%	—		—	—		—
Bain Capital Fund VII, L.P. and Related Entities(2)	—		—	28,455,467	(9)	96.8%	—		—	—		—	3,066,321	(14)	96.4%	2,668,044	(15)	96.5%
Michael Brode(3)	1,060,989	(8)	10.8%	—		—	117,172	(11)	10.9%	101,952	(13)	10.9%	—		—	—		—

Directors and Named Executive Officers:
Edward Conard(4)
Stephen Zide(5)
Seth Meisel(6)
Thomas Myers(16)	—		—	222,463		*	—		—	—		—	23,972		*	20,859		*
David Hollister(17)	—		—	—		—	—		—	—		—	—		—	—		—
Norman Hullinger(18)	60,000		*	194,913		*	—		—	—		—	21,004		*	18,275		*
Michael Fabrico(19)	—		—	80,419		*	—		—	—		—	8,667		*	7,540		*
Jon Hays(20)	40,000		*	19,775		*	—		—	—		—	2,131		*	1,854		*
All Directors and Executive Officers as a Group (Eight persons)	100,000		1.0%	517,570		1.8%	—		—	—		—	55,774		1.8%	48,528		1.8%

*	Less than one percent.
(1)	The address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.
(2)	The address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.
(3)	The address is 25855 Franklin Park Drive, Franklin, Michigan 48025.
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

(6)

Mr. Meisel is a Principal of BCI. In such capacities, Mr. Meisel has a pecuniary interest in certain of the shares held by the Bain Entities. Mr. Meisel’s address is c/o Bain Capital, LLC, 745 Fifth Avenue, Suite 3200, New York, NY 10151.

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

(9)

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

(10)

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

(11)

Consists of (i) 61,818 shares held in the Michael T. Brode Living Revocable Trust dated September 13, 1994; (ii) 43,637 shares held in the Michael T. Brode Irrevocable Electing Small Business Trust Agreement; and (iii) warrants to purchase 11,717 shares of Class L common stock, Series 1.

(12)

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

(13)

Consists of (i) 42,187 shares of Class L common stock, Series 2 held in the Michael T. Brode Living Revocable Trust dated September 13, 1994; and (ii) 59,765 shares of Class L common stock, Series 2 held in the Michael T. Brode Irrevocable Electing Small Business Trust Agreement.

(14)

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

(15)

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

(16)

Includes exercisable options that are currently exercisable or exercisable within 60 days to purchase: (i) 222,463 shares of Class B common stock, (ii) 23,972 shares of Class L common stock, Series 3 and (iii) 20,859 shares of Class L common stock, Series 4.

(17)

Mr. Hollister resigned his position as Chief Financial Officer on December 26, 2006. The Company purchased Mr. Hollister’s equity on March 9, 2007 and all exercisable and unexercisable options were cancelled on that date.

(18)

Includes exercisable warrants and/or options that are currently exercisable or exercisable within 60 days to purchase: (i) 60,000 shares of Class A common stock, (ii) 177,971 shares of Class B common stock, (iii) 19,178 shares of Class L common stock, Series 3 and (iv) 16,687 shares of Class L common stock, Series 4.

(19)

Includes exercisable options that are currently exercisable or exercisable within 60 days to purchase: (i) 80,419 shares of Class B common stock, (ii) 8,667 shares of Class L common stock, Series 3 and (iii) 7,540 shares of Class L common stock, Series 4.

(20)

Includes exercisable options that are currently exercisable or exercisable within 60 days to purchase: (i) 40,000 shares of Class A common stock, (ii) 19,775 shares of Class B common stock, (iii) 2,131 shares of Class L, Series 3 common stock, and (iv) 1,854 shares of Class L, Series 4 common stock.

Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans:

	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan category:
Equity compensation plans approved by security holders
Class A Common Stock	394,000	$2.4100	456,000
Class B Common Stock	3,541,380	$0.1944	413,517
Class L, Series 3 Common Stock	381,611	$15.7500	44,563
Class L, Series 4 Common Stock	332,048	$13.6900	38,772
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	4,649,039	$2.6229	952,852

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ADVISORY AGREEMENT

In connection with the Alpha acquisition, we amended and restated our existing advisory services agreement with Bain Capital. The current agreement is a discretionary, contingency-based agreement, subject to certain limitations set forth therein. Under the amended and restated advisory services agreement, for the first two full fiscal years following the Alpha acquisition, Bain Capital may be paid a management fee for strategic, financial and other advisory services up to an annual maximum of $1.5 million at the discretion of Broder’s board of directors. Bain Capital received a fee of $0.4 million for fiscal 2003, as a pro rata portion of such fee for the period from the closing of the acquisition through December 31, 2003 and received a fee of $1.5 million for fiscal 2004. Bain Capital also received a fee of $1.5 million for fiscal 2005. For each full fiscal year beginning in 2006, Bain Capital may be paid a fee up to an annual maximum of $3.0 million at the discretion of Broder’s board of directors. Bain received a fee of $3.0 million for fiscal year 2006. Before any such management fees may be paid, EBITDA, as defined in the amended and restated advisory agreement, after giving effect to payment of the management fee, must be greater than $52.0 million for Bain Capital to earn a fee. For purposes of calculating the payment of a management fee in 2004, EBITDA in 2004 was adjusted for certain cost savings that were expected to be achieved within twelve months of the agreement, without duplication of such cost savings actually realized through fiscal year 2004, as reviewed and approved by our board of directors in their reasonable discretion. Such actual and expected cost savings may not exceed, in the aggregate, $8.5 million. In an event of a change of control or initial public offering prior to the ten year period, Bain Capital has the right to terminate the agreement and receive a lump sum payment equivalent to three years of advisory fees. The agreement also requires Broder to pay investment banking fees in the amount of one percent of certain prescribed transactions, part of which could be used to offset the advisory fee otherwise due. We believe that the terms of such amended and restated advisory agreement with Bain Capital are no less favorable than those that could have been obtained pursuant to a similar agreement with an unrelated third party.

There were no payments for advisory services for the fiscal years ended December, 2006 and 2005. Payments for advisory services were $0.6 million for the fiscal year ended December 31, 2004. Bain Capital was paid a fee of approximately $0.4 million upon completion of the NES acquisition. Bain Capital was paid a fee of approximately $0.5 million in connection with the private placement of $50.0 million aggregate principal amount of the Company’s 11  1/4% Senior Notes, and approximately $0.1 million upon the completion of the Amtex acquisition in September 2006.

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

SEVERANCE AGREEMENTS

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

In March 2007, we entered into a Severance and First Amendment to Employment Agreement (the “Separation Agreement”) with Mr. Hollister. Mr. Hollister resigned as CFO effective as of December 26, 2006. The Severance Agreement provides for (1) a lump sum payment to Mr. Hollister in an aggregate amount of $457,000 in consideration for a twenty-four month extension of Mr. Hollister’s non-compete period, resulting in a thirty-six month non-complete period, (2) a transition bonus payment of $63,000 for services rendered in connection with his separation from the Company, (3) purchase by the Company of Mr. Hollister’s Broder equity securities for an aggregate price of $114,000, (4) cancellation of Mr. Hollister’s vested and unvested options and any option shares, and (5) a mutual release.

DIRECTOR INDEPENDENCE

The Company has no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association which has requirements that a majority of its board of directors be independent. For purposes of complying with the disclosure requirements of the Securities and Exchange Commission, the Company has adopted the definition of independence used by the New York Stock Exchange. Under the New York Stock Exchange’s definition of independence, none of the Company’s directors is independent.

Our board of is currently composed of four persons. Each of our three non-employee directors, Messrs. Conard, Meisel and Zide, may qualify as an independent director based on the definition of independent director set forth in Rule 4200(a)(15) of the Nasdaq Marketplace rules. In this regard, we note that we do not believe that the payments we have made to Bain Capital in our last three fiscal years pursuant to the terms of the advisory services agreement have exceeded Bain Capital’s consolidated gross revenues in any of those years.

POLICIES AND PROCEDURES FOR RELATED PARTY TRANSACTIONS

As a private company, our board of directors generally reviews our related party transactions, although we have not historically had formal policies and procedures regarding the review and approval of related party transactions.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Accountants for 2006 and 2005

The amounts shown below represent the fees billed by PricewaterhouseCoopers LLP for professional services rendered in respect to the fiscal years ended December 31, 2006 and 2005.

	(in thousands)
	2006 Fees	2005 Fees
Audit Fees	$613	$550
Audit Related Fees	51	43
Tax Fees	5	12
All Other Fees	—	—

The Audit Fees listed above were billed in connection with the audit of our financial statements for the fiscal year and the review of the financial statements included in our quarterly reports on Forms 10-Q for the fiscal year. The Audit Related Fees listed above were billed for accounting consultations and audits in connection with acquisitions and in connection with filings with the Securities and Exchange Commission. The Tax Fees listed above were billed for tax compliance. We do not have a policy regarding pre-approval of non-audit services. Our board of directors will pre-approve any such services prior to their provision.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements. See Index to Consolidated Financial Statements included in Item 8 attached hereto.

2. Financial Statements Schedule. See Index to Consolidated Financial Statements included in Item 8 attached hereto.

(b) Exhibits

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated July 12, 2003, by and among Broder Bros., Co., all of Alpha’s existing stockholders and bondholders and FNL Management Corp. (1)

2.2	Amendment No. 1 to Stock Purchase Agreement, dated July 24, 2003, by and among Broder Bros., Co., all of Alpha’s existing stockholders and bondholders and FNL Management Corp. (1)

2.3	Amendment No. 2 to Stock Purchase Agreement, dated September 19, 2003, by and among Broder Bros., Co., all of Alpha’s existing stockholders and bondholders and FNL Management Corp. (1)

2.4	Agreement and Plan of Merger by and among NES Clothing Company Holdings Trust, the shareholders of NES Clothing Company Holdings Trust, NES Acquisition Corp and Broder Bros., Co. dated as of August 30, 2004. (2)

2.5	Securities Purchase Agreement by and among Broder Bros., Co. and the purchasers listed therein, dated August 31, 2004. (2)

3.1	Articles of Incorporation of Broder Bros., Co., as amended and restated by Certificate of Amendment dated September 22, 2003. (1)

3.2	By-laws of Broder Bros., Co. (1)

4.1	Indenture, dated as of September 22, 2003, among Broder Bros., Co., Alpha Shirt Company, Alpha Shirt Holdings, Inc., ASHI, Inc., TSM Acquisition Co., and Wachovia Bank, National Association, as Trustee. (1)

4.2	Supplemental Indenture, dated as of September 30, 2004, among NES Clothing Company Holdings Trust, Aprons Unlimited, Inc., Broder Bros., Co. and Wachovia Bank, National Association, as trustee. (6)

4.3	Registration Rights Agreement, dated September 22, 2003, among Broder Bros., Co., Alpha Shirt Company, Alpha Shirt Holdings, Inc., ASHI, Inc., TSM Acquisition Co. and the Initial Purchasers. (1)

4.4	Registration Rights Agreement, dated as of November 23, 2004, by and among the Company, the Guarantors named therein and the Initial Purchaser (3).

10.1	Credit Agreement dated as of September 22, 2003, among Broder Bros., Co., Alpha Shirt Company, Alpha Shirt Holdings, Inc., ASHI, Inc., TSM Acquisition Co., the Lenders named therein, UBS Securities LLC, UBS AG, Cayman Islands Branch, UBS AG, Stamford Branch, and the CIT Group/Commercial Services, Inc. (1)

10.2	Amended and Restated Shareholders Agreement, dated September 22, 2003, by and among Broder Bros., Co. and each of the shareholders listed in the schedules therein. (1)

10.3	Amended and Restated Registration Agreement, dated September 22, 2003, between Broder Bros., Co. and certain stockholders of the Issuer. (1)

10.4	Amended and Restated Advisory Agreement, dated September 22, 2003, between Broder Bros., Co. and Bain Capital, LLC. (1)

10.5	Broder Bros., Co. 2000 Stock Purchase and Option Plan. (1)

10.6	Employment Agreement, dated May 3, 2000, between Broder Bros., Co. and Vince Tyra. (1)*

10.7	Employment Agreement, dated May 3, 2000, between Broder Bros., Co. and Howard N. Morof. (1)*

10.8	Deferred Compensation Agreement, dated May 3, 2000, between Broder Bros., Co. and Vince Tyra. (1)*

10.9	Deferred Compensation Agreement, dated May 3, 2000, between Broder Bros., Co. and Michael T. Brode. (1)*

10.10	Executive Stock Agreement, dated May 3, 2000, between Broder Bros., Co. and Vince Tyra. (1)

10.11	Executive Stock Agreement, dated May 3, 2000, between Broder Bros., Co. and Howard N. Morof. (1)

10.12	Warrant Agreement, dated May 3, 2000, between Broder Bros., Co. and the Purchasers named therein. (1)

10.13	Securities Purchase Agreement, dated September 22, 2003, by and among Broder Bros., Co. and the Purchasers named therein. (1)

Exhibit No.	Description
10.14	Employment Letter Agreement, dated October 7, 2003, between Broder Bros., Co. and Howard N. Morof. (1)*

10.15	Employment Agreement, dated December 22, 2003, between Broder Bros., Co. and Joseph G. Putnam. (1)*

10.16	Employment Agreement, dated January 10, 2004, between Broder Bros., Co. and David Hollister. (1)*

10.17	Employment Agreement, dated January 10, 2004, between Broder Bros., Co. and Vincent Tyra. (1)*

10.18	Amended and Restated Employment Agreement, dated February 15, 2005, between Broder Bros., Co. and Mark Barrocas. (6)*

10.19	Registration Rights Agreement, dated as of November 23, 2004, by and among Broder Bros., Co., the Guarantors named therein and UBS Securities LLC. (4)

10.20	2004 Executive Stock Option Plan. (5)

10.21	Description of Management Bonus Plan. (7)

10.22	Employment Agreement, dated May 20, 2004, between Broder Bros., Co. and Norman Hullinger. (7)*

10.23	Severance and First Amendment to Amended and Restated Employment Agreement, dated as of March 10, 2006, by and between Vincent Tyra and Broder Bros., Co. (8)*

10.24	Amended and Restated Credit Agreement dated as of August 31, 2006, among Broder Bros., Co., the Borrowers, the Subsidiary Guarantors, the Lenders, Banc of America Securities LLC, as sole lead arranger and bookrunner, Bank of America, N.A., as Administrative Agent and Collateral Agent for the Secured Parties, Swingline Lender and Issuing Bank, JPMorgan Chase Bank, N.A., as Syndication Agent, and Comerica Bank, General Electric Capital Corporation and LaSalle Bank Midwest, as Co-Documentation Agents. (9)

10.25	Employment Agreement, dated December 22, 2003, between Broder Bros., Co. and Michael Fabrico.*

21.1	Subsidiaries of Broder Bros., Co.

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b) (32) of Regulation S-K).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b) (32) of Regulation S-K).

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-110029).
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 31, 2004.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K dated November 24, 2004.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K dated November 18, 2004.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2004.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-123991).
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 16, 2006.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006.
*	Identifies a management or compensatory contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRODER BROS., CO.

April 2, 2007	By:	/s/ THOMAS MYERS
Thomas Myers Chief Executive Officer and Director (Principal Executive Officer)

April 2, 2007	By:	/s/ Martin J. Matthews
Martin J. Matthews Interim Chief Financial Officer (Principal Financial and Accounting Officer)

April 2, 2007	By:
Edward Conard Director

April 2, 2007	By:	/s/ STEPHEN ZIDE
Stephen Zide Director

April 2, 2007	By:	/s/ SETH MEISEL
Seth Meisel Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Registrant did not provide any annual report or proxy material to its security holders for the past fiscal year.