Form 10-Q
period 2007-03-31
BRODER BROS CO
filed 2007-05-15
CIK 1266700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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

As of May 7, 2007, there were 963,637 shares of Class L, Series 1 common stock outstanding; 931,635 shares of Class L, Series 2 common stock outstanding; 2,785,656 shares of Class L, Series 3 common stock outstanding; 2,693,147 shares of Class L, Series 4 common stock outstanding; 9,695,252 shares of Class A common stock outstanding; and 28,723,203 shares of Class B common stock outstanding.

BRODER BROS., CO. AND SUBSIDIARY

Quarterly Report for the Period Ended March 31, 2007

Broder Bros., Co. (the “Company”) is the issuer of $225.0 million aggregate principal amount of 11 1/4% Senior Notes due October 15, 2010. In November 2003, a total of $175.0 million aggregate principal amount of the Senior Notes (the “Initial Notes”) were sold in a private placement to qualified institutional buyers under Rule 144A and to persons outside of the United States under Regulation S. In November 2004, the Company sold in a private placement an additional $50.0 million aggregate principal amount of its 11 1/4% Senior Notes due 2010 (the “Additional Notes” and together with the Initial Notes, the “Senior Notes”) to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. The Additional Notes were issued at 103% of aggregate principal amount. The Senior Notes are additional debt securities issued under an indenture dated September 22, 2003, under which the Company previously issued the Initial Notes.

In September 2003, the Company acquired all of the outstanding capital stock of Alpha Shirt Holdings, Inc., pursuant to a stock purchase agreement entered into in July 2003. The Company acquired all of the outstanding capital stock of NES Clothing Company in August 2004, and in September 2006, the Company acquired virtually all the assets of Amtex Imports Inc. As used herein and except as the context otherwise may require, the “Company,” “we,” “us,” “our,” or “Broder” means, collectively, Broder Bros., Co. and its consolidated subsidiary. For periods after the acquisition of Alpha Shirt Holdings, Inc., “Alpha” refers to the former business operated by Alpha Shirt Holdings, Inc. and now operates as a division of Broder Bros., Co. and for periods after the acquisition of NES Clothing Company, “NES” refers to the former business operated by NES Clothing Company and now operates as a division of Broder Bros., Co.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BRODER BROS., CO. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 30, 2006
	(unaudited)
	(dollars in thousands, except per share amounts)
ASSETS
Current assets:
Cash	$5,460	$4,270
Accounts receivable, net of allowance for doubtful accounts of $6,006 at March 31, 2007 and $5,814 at December 30, 2006	82,990	85,103
Finished goods inventory	234,605	233,287
Prepaid and other current assets	7,189	9,787
Deferred income taxes	9,405	8,919

Total current assets	339,649	341,366
Fixed assets, net	24,707	24,220
Goodwill	138,412	138,412
Other intangibles	58,286	60,775
Deferred financing fees, net	8,046	8,604
Deferred income taxes	9,452	4,562
Other assets	2,619	2,339

Total assets	$581,171	$580,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,157	$3,008
Accounts payable	104,617	97,275
Accrued expenses	20,141	23,195
Accrued interest	14,088	6,600

Total current liabilities	142,003	130,078
Long-term debt and capital lease obligations, net of current portion	337,404	341,289
Deferred income taxes	32,673	33,590
FIN 48 liability	528	—
Other long-term liabilities	14,052	9,313
Redeemable securities	265	365

Total liabilities	526,925	514,635
Commitments and contingencies

Shareholders’ equity:
Class L, Series 1 common stock; par value $0.01 per share; 2,000,000 shares authorized; 963,637 shares issued and outstanding (aggregate liquidation preference of $35,491 and $34,440 as of March 31, 2007 and December 30, 2006, respectively)	10	10
Class L, Series 2 common stock; par value $0.01 per share; 2,000,000 shares authorized; 931,635 shares issued and outstanding (aggregate liquidation preference of $25,536 and $24,651 as of March 31, 2007 and December 30, 2006, respectively)	10	10
Class L, Series 3 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,778,057 shares issued and outstanding (aggregate liquidation preference of $102,316 and $99,288 as of March 31, 2007 and December 30, 2006, respectively)	28	28
Class L, Series 4 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,685,802 shares issued and outstanding (aggregate liquidation preference of $73,618 and $71,066 as of March 31, 2007 and December 30, 2006, respectively)	27	27
Class A, common stock; par value $0.01 per share; 15,000,000 shares authorized; 9,695,252 shares issued and outstanding	102	102
Class B, common stock; par value $0.01 per share; 35,000,000 shares authorized; 28,644,854 shares issued and outstanding	287	287
Warrants—Class L, Series 3	1,477	1,477
Additional paid-in capital	123,097	122,880
Accumulated other comprehensive income (loss)	(14)	(15)
Accumulated deficit	(67,655)	(56,154)
Treasury stock; 615,859 and 615,859 shares of Class A common stock; 302,485 and 274,249 shares of Class B common stock; 36,363 and 36,363 shares of Class L, Series 1 common stock; 35,156 and 35,156 shares of Class L, Series 2 common stock; 29,337 and 26,599 shares of Class L, Series 3 common stock; 28,360 and 25,713 shares of Class L, Series 4 common stock; 5,930 and 5,930 Class L, Series 1 warrants; and 1,369 and 1,065 Class L, Series 3 warrants, at cost, at March 31, 2007 and December 30, 2006, respectively	(3,123)	(3,009)

Total shareholders’ equity	54,246	65,643

Total liabilities and shareholders’ equity	$581,171	$580,278

The accompanying notes are an integral part of the consolidated financial statements.

BRODER BROS., CO. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2007 and April 1, 2006

	2007	2006
	(unaudited) (dollars in thousands)
Net sales	$200,578	$209,618
Cost of sales	164,413	171,618

Gross profit	36,165	38,000
Warehousing, selling and administrative	36,824	37,611
Restructuring and asset impairment charges	7,174	831

Total operating expenses	43,998	38,442

Loss from operations	(7,833)	(442)
Other (income) expense
Interest	10,236	9,338
Change in fair value of interest rate swaps	(26)	(150)

Total other expense	10,210	9,188

Loss before income taxes	(18,043)	(9,630)
Income tax benefit	(6,916)	(4,313)

Net loss	$(11,127)	$(5,317)

The accompanying notes are an integral part of the consolidated financial statements.

BRODER BROS., CO. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2007 and April 1, 2006

	2007	2006
	(unaudited)
	(dollars in thousands)
Cash flows from operating activities
Net loss	$(11,127)	$(5,317)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	2,296	1,689
Amortization	2,984	3,657
Provision for losses on accounts receivable	433	379
Deferred income taxes	(6,139)	(3,934)
Stock-based compensation	118	64
Change in fair value of interest rate swaps	(26)	(150)
Asset impairment charges	—	107
Changes in operating accounts
Accounts receivable	1,680	(6,204)
Finished goods inventory	(1,318)	(6,020)
Prepaid and other current assets	2,318	(17)
Accounts payable	6,288	16,721
Accrued liabilities and other	9,199	4,321

Net cash provided by operating activities	6,706	5,296

Cash flows from investing activities
Acquisition of fixed assets	(1,280)	(1,627)

Net cash used in investing activities	(1,280)	(1,627)

Cash flows from financing activities
Borrowings on revolving credit agreement	85,700	88,700
Repayments on revolving credit agreement	(89,800)	(97,300)
Payment for treasury stock purchase	(114)	(1,987)
Proceeds from payment of employee note receivable	—	463
Payments of principal on capital lease obligations	(1,076)	(324)
Change in book overdraft	1,054	6,493

Net cash used in financing activities	(4,236)	(3,955)

Net increase (decrease) in cash	1,190	(286)
Cash at beginning of period	4,270	3,305

Cash at end of period	$5,460	$3,019

Supplemental disclosure of cash flow information
Assets acquired as a result of capital lease obligations	$1,503	$—

The accompanying notes are an integral part of the consolidated financial statements.

BRODER BROS., CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of the Company

Broder Bros., Co. and its consolidated subsidiary (the “Company”) is a national wholesale distributor of imprintable sportswear and related products which include undecorated or “blank” T-shirts, sweatshirts, polo shirts, caps, bags and other imprintable accessories that are decorated primarily for advertising and promotional purposes. Products are sold to screen printers, embroiderers and advertising specialty companies through distribution centers strategically located throughout the United States. These customers decorate the Company’s products with corporate logos, brands and other images and then sell the imprinted sportswear and accessories to a highly diversified range of end-customers, including Fortune 1000 companies, sporting venues, concert promoters, athletic leagues, educational institutions and travel resorts.

In September 2003, the Company acquired all of the outstanding capital stock of Alpha Shirt Holdings, Inc. (“Alpha”). In August 2004, the Company acquired all of the shares of beneficial interest of NES, a leading distributor of imprintable sportswear in New England. Immediately after consummation of the acquisitions, Alpha and its subsidiaries and NES and its subsidiary were merged with and into Broder Bros., Co., except for ASHI, Inc., which became a direct, wholly-owned non-operating subsidiary of the Company until it also was subsequently merged with and into Broder Bros., Co. in fiscal year 2005. In addition, the company acquired substantially all of the assets of Amtex Imports Inc. in September 2006.

The Company operates on a 52/53-week year basis with the year ending on the last Saturday of December. The three months ended March 31, 2007 and April 1, 2006 each consisted of thirteen weeks. Fiscal periods are identified according to the calendar period that they most accurately represent. For example, the quarterly period ended April 1, 2006 is referred to herein as “the three months ended March 31, 2006” and the balance sheet date of April 1, 2006 is referred to herein as “March 31, 2006.”

Basis of Presentation of Unaudited Interim Financial Information

The unaudited consolidated financial information herein has been prepared in accordance with generally accepted accounting principles and is in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006 of the Company, which are included in the Form 10-K filed with the SEC on April 2, 2007.

Accounting Changes

On December 31, 2006, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). Among other things, FIN 48 requires application of a “more likely than not” threshold to the recognition and de-recognition of tax positions. It further requires that a change in judgement related to prior years’ tax positions be recognized in the quarter of such change. The December 31, 2006 transition reduced the Company’s retained earnings by $0.4 million which includes the adjustment to the liability for unrecognized tax benefits of $1.8 million which is included in “other non-current liabilities” on the Company’s consolidated balance sheet at March 31, 2007. See Note 7 for additional information.

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

The Company maintains an allowance for potential losses on the disposal of its discontinued and slow-moving inventory. The allowance for excess and discontinued inventory balances at March 31, 2007 and December 31, 2006 were approximately $8.4 million and $8.6 million, respectively.

Income Taxes

The difference between the U.S. federal statutory rate and the effective rate relates primarily to the impact of state and local taxes and meals and entertainment.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of SFAS Nos. 133 and 140” (“SFAS No. 155”). SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. One of the primary objectives of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value accounting for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The company’s adoption of SFAS No. 155 has not had a material effect on its financial condition, results of operations or cash flows.

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

2. Comprehensive Loss

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(dollars in thousands)	(dollars in thousands)
Net loss	$(11,127)	$(5,317)
Amortization of SFAS 133 transition adjustment, net of taxes of $1 and $2, respectively	1	5

Comprehensive loss	$(11,126)	$(5,312)

3. Acquisition

In September 2006, the Company acquired substantially all of the assets of Amtex Imports Inc. (“Amtex”), a regional imprintable activewear distributor with a single location in Northlake, IL. The Amtex acquisition facilitated the Company’s entry into the Chicago market. Total consideration paid was approximately $7.1 million, consisting of $6.5 million in cash, the issuance of a $0.3 million promissory note payable to the former owner of Amtex and approximately $0.3 million in transaction costs. In accordance with SFAS No. 141, “Business Combinations,” the purchase price paid in the Amtex acquisition has been allocated to the assets acquired and liabilities assumed. The preliminary purchase price allocation was performed with the assistance of an independent appraisal firm to determine valuations of identifiable intangible assets. The preliminary purchase price allocation is expected to be finalized during fiscal 2007 following the working capital settlement in accordance with the terms of the asset purchase agreement.

The following table sets forth the preliminary allocation of the purchase price to assets acquired and liabilities assumed and the amortizable lives for each of the intangible assets:

(Dollars in thousands)
Accounts receivable	$3,348
Inventory	7,992
Other assets	13
Fixed assets	88
Customer relationships (3 years)	800
Trademarks/tradename (1 year)	200
Non-compete agreement (4 years)	210
Goodwill	1,432
Accounts payable and other liabilities	(7,029)

Purchase price	$7,054

Amtex’s results of operations have been included in the consolidated financial statements since the date of acquisition.

4. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following:

	March 31, 2007	December 31, 2006
	(dollars in thousands)
Revolving credit facility	$106,300	$110,400
Senior notes	225,000	225,000
Promissory note payable (to former owner of Amtex)	300	300
Unamortized debt premium	906	969
Capital lease obligations	8,055	7,628

	340,561	344,297
Less: current portion	3,157	3,008

Total long-term debt and capital lease obligations, excluding current portion	$337,404	$341,289

Principal payments on the revolving credit facility, senior notes and capital lease obligations for the next five years ending March 31 are as follows:

(dollars in thousands)
2008	$3,157
2009	3,784
2010	226,282
2011	106,432
2012	—
Thereafter	—

Revolving Credit Facility

In August 2006, the Company entered into an Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement matures on August 31, 2011, and amended and restated the Company’s revolving credit agreement, dated as of September 22, 2003, by and among the Company, the lenders thereto and the agents named therein (the “Revolver Agreement”). Certain of the lenders under the Credit Agreement were also lenders under the Revolver Agreement. Subject to compliance with the terms of the Company’s Qualified Senior Notes and the Credit Agreement, the Company may borrow up to $225 million under the Credit Agreement for working capital, capital expenditures, permitted acquisitions and other corporate purposes.

The Credit Agreement provides for a committed $225.0 million senior secured revolver facility (the “Revolver Facility”), which includes a $20.0 million seasonal stretch tranche (the “Seasonal Stretch”). The Credit Agreement matures on August 31, 2011, five years from the date of closing. The Credit Agreement provides for interest based upon a fixed spread over the Lenders’ LIBOR lending rate and represents a more favorable rate than that of the Revolver Agreement. In addition, the Credit Agreement is secured by first priority interest in substantially all of the assets of the Company. An unused line fee is charged of 0.25% on the Revolver Facility and 0.5% on the Seasonal Stretch.

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

The Credit Agreement provides for interest based upon a fixed spread above the bank’s prime lending rate, or other rate options which are periodically fixed at a spread over the bank’s LIBOR lending rate. Total unused credit facility fees under the Credit Agreement and the Revolver Agreement were approximately $0.1 million for each of the three months ended March 31, 2007 and 2006. The effective interest rate at March 31, 2007 was 6.8% and the weighted average interest rate on borrowings under a revolving credit facility for the three months ended March 31, 2007 was 6.2%. As of March 31, 2007, outstanding borrowings on the Credit Agreement were $106.3 million, which left $75.8 million of available borrowing capacity as determined by borrowing base availability. The effective interest rate at December 31, 2006 was 6.8%. As of December 31, 2006, outstanding borrowings on the revolving credit facility were $110.4 million, which left $68.3 million of available borrowing capacity as determined by borrowing base availability.

The Company incurred $0.8 million in debt issuance costs in connection with the Credit Agreement. These costs are being amortized to interest expense on a straight-line basis over the life of the Credit Agreement.

The Credit Agreement also contains a provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the Credit Agreement of $225.0 million. As of March 31, 2007 and December 31, 2006, the Company had approximately $9.9 million and $12.5 million, respectively, of outstanding letters of credit primarily related to commitments for the purchase of inventory.

On April 2, 2007, the Company provided notice to the administrative agent for the credit facility of the occurrence and cure of a default under Article VIII(g)(ii) of the Credit Agreement. A default existed under the indenture governing the Senior Notes and the Credit Agreement as a result of the failure by the Company to file its Annual Report on Form 10-K for the year ended December 30, 2006 with the Securities and Exchange Commission (“SEC”) within the time period specified in the SEC’s rules and regulations as required by Section 4.03 of the indenture, which was March 30, 2007. The Annual Report on Form 10-K for the year ended December 30, 2006 was filed with the SEC on April 2, 2007. As of March 31, 2007, the Company was in compliance with all other covenants under the Credit Agreement.

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

The indenture governing the senior notes and the revolving credit facility, among other things, (i) restrict the ability of the Company and its subsidiaries, including the guarantor of the senior notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (ii) prohibit certain restrictions on the ability of certain of the Company’s subsidiaries, including the guarantor of the senior notes, to pay dividends or make certain payments to the Company and (iii) place restrictions on the ability of the Company and its subsidiaries, including the guarantor of the senior notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. The indenture related to the senior notes and the revolving credit facility also contain various covenants which limit the Company’s discretion in the operation of its businesses. On April 2, 2007, the Company provided notice to the trustee for the indenture of the occurrence and cure of a default under Section 4.03 of the indenture. A default existed under the indenture governing the Senior Notes and the Credit Agreement as a result of the failure by the Company to file its Annual Report on Form 10-K for the year ended December 30, 2006 with the SEC within the time period specified in the SEC’s rules and regulations as required by Section 4.03 of the Indenture, which was March 30, 2007. The Annual Report on Form 10-K for the year ended December 30, 2006 was filed with the SEC on April 2, 2007. As of March 31, 2007, the Company was in compliance with all other covenants under the indenture.

Interest Rate Swaps

As a condition of its revolving credit facility that was retired in September 2003, the Company was required to enter into interest rate protection agreements (“swaps”). The Company does not use derivatives for speculative purposes. The Company had an outstanding interest rate swap agreement with a commercial bank that had a notional amount of $10.0 million at March 31, 2007 and December 31, 2006. The interest rate swap agreement matures in October 2008.

The Company is exposed to credit loss in the event of nonperformance by the counterparty. The Company does not anticipate nonperformance to be likely. The Company has elected to not apply hedge accounting for this swap agreement. The fair value of this interest rate swap approximated $(0.3) million at each of March 31, 2007 and December 31, 2006. In addition, approximately $19,000, net of tax, of the initial transition adjustment was reclassified to earnings during the three months ended March 31, 2006. The swaps are classified on the consolidated balance sheets based on the expected timing of the cash flows related to the swaps. Approximately $0.3 million were classified as other long-term liabilities at March 31, 2007 and December 31, 2006.

Redeemable Securities

Certain key executives of the Company hold common shares that may be put to the Company at their then fair market value if the executive is terminated for any reason other than for cause, or if the executive resigns with good reason as defined in the employment agreements.

During 2004, Bain Capital sold shares of its common stock to certain executives at their fair market value. These shares may be put to the Company at their fair market value if the executive is terminated for any reason other than for cause, or if the executive resigns with good reason as defined in the employment agreement and are recorded as other long-term liabilities on the consolidated balance sheets at March 31, 2007 and December 31, 2006 in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” An executive who held Company shares left the Company during 2007 and the Company purchased such executive’s shares, which resulted in increases to additional paid-in capital and treasury stock during the three months ended March 31, 2007. See Note 5.

These shares have been recorded on the consolidated balance sheets at each of the following dates:

	Number of Shares	Common Stock at Par Value	Additional Paid-in Capital	Liquidated Preference
	(dollars in thousands)
March 31, 2007
Class B	78,348	$0.8	$16	$—
Class L, Series 3	7,600	0.1	135	279.9
Class L, Series 4	7,345	0.1	113	201.3
December 31, 2006
Class B	106,584	$1.1	$23	$—
Class L, Series 3	10,338	0.1	185	369.5
Class L, Series 4	9,992	0.1	156	264.1

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

Under the Advisory Services Agreement, for the first two full fiscal years following the Alpha acquisition and related equity investment by Bain Capital, Bain Capital could be paid a management fee for strategic, financial and other advisory services up to an annual maximum of $1.5 million at the discretion of the Company’s board of directors. The Advisory Services Agreement states that for each full fiscal year beginning in fiscal 2006, Bain Capital may be paid a fee up to an annual maximum of $3.0 million at the discretion of the Company’s board of directors. The Company paid Bain Capital a fee of $3.0 million for fiscal 2006. During each of the three months ended March 31, 2007 and 2006, the Company recorded management fee expense of $0.3 million, which is included in accrued expenses.

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

In March 2007, the Company entered into a separation agreement with its former chief financial officer. The agreement provided for, among other items, payments to the former executive in an aggregate amount of approximately $0.5 million, payable in a single lump sum, and the purchase by the Company of equity securities owned by the former executive for an aggregate purchase price of approximately $0.1 million. The payment to the former executive was made in consideration for a twenty-four month extension of a non-compete period, which resulted in a thirty-six month non-compete period, as well as a transition bonus payment for services rendered in connection with the former executive’s separation from the Company. The non-compete agreement is being amortized during the period March 2007 through February 2010 and is included in depreciation and amortization within “warehousing, selling and administrative” in the Consolidated Statement of Operations.

6. Commitments and Contingencies

Self-Insured Health Plan

The Company maintains a self-insured health plan for some of its employees. The Company has purchased stop loss insurance to supplement the health plan, which will reimburse the Company for individual claims in excess of $0.1 million annually or aggregate claims exceeding approximately $5.4 million. At March 31, 2007 and December 31, 2006, approximately $0.4 million was included in accrued liabilities for self-insured health plan costs.

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

7. Income Taxes

On December 31, 2006, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which became effective for fiscal years beginning after December 15, 2006. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The provisions of FIN 48 apply to all material tax positions in all taxing jurisdictions for all open tax years. FIN 48 establishes a two-step process for evaluating tax positions. Step 1 – Recognition, requires the Company to determine whether a tax position, based solely on its technical merits, has a likelihood of more than 50 percent (“more-likely-than-not”) that the tax position taken will be sustained upon examination. Step 2 – Measurement, which is only addressed if Step 1 has been satisfied, requires the Company to measure the tax benefit as the largest amount of benefit, determined on a cumulative probability basis that is more- likely-than-not to be realized upon ultimate settlement.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions. In general, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2002.

Under FIN 48 the Company determined that certain income tax positions did not meet the more-likely-than-not recognition threshold and, therefore, required a 100% reserve. Accordingly, as of December 31, 2006, the Company recorded a non-cash cumulative transition charge of approximately $0.4 million, recorded as a reduction to beginning retained earnings. The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2006, the Company has accrued $0.1 million in interest and penalties. The total amount of unrecognized tax benefits as of December 31, 2006 was $1.8 million. There have been no material changes to the unrecognized tax benefits or accrued interest and penalties as of March 31, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $0.4 million.

It is expected that the amount of unrecognized tax benefits will change during the next 12 months; however, the Company does not anticipate any adjustments which would lead to a material impact on its results of operations or its financial position.

8. Segment Information

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company has three operating segments: the Broder division; the Alpha division; and the NES division. Operating segments are defined as components of the business for which separate information is available and is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The following table presents information used by the Company’s chief operating decision makers in deciding how to allocate resources and in assessing performance.

Statement of Operations Information

	Three Months Ended March 31,
	2007				2006
	Broder	Alpha	NES	Consolidated	Broder	Alpha	NES	Consolidated
	(dollars in thousands)
Net sales	$81,601	$95,305	$23,672	$200,578	$79,416	$105,039	$25,163	$209,618
Cost of sales	67,685	76,941	19,787	164,413	65,641	84,808	21,169	171,618

Gross profit	$13,916	$18,364	$3,885	$36,165	$13,775	$20,231	$3,994	$38,000

Balance Sheet Information

	Broder	Alpha	NES	Consolidated
	(dollars in thousands)
As of March 31, 2007
Accounts receivable, net	$30,000	$41,745	$11,245	$82,990
Inventory	82,997	146,614	4,994	234,605
Fixed assets, net	15,716	6,474	2,517	24,707
Goodwill, intangible assets and deferred financing fees	21,214	178,771	4,759	204,744
Accounts payable	10,963	86,263	7,391	104,617

As of December 31, 2006
Accounts receivable, net	$30,643	$42,732	$11,728	$85,103
Inventory	83,272	123,401	26,614	233,287
Fixed assets, net	15,585	6,839	1,796	24,220
Goodwill, intangible assets and deferred financing fees	22,490	179,927	5,374	207,791
Accounts payable	19,972	68,808	8,495	97,275

9. Restructuring and Asset Impairment Charges

Following the acquisitions of Alpha and NES, the Company executed restructuring activities designed to reduce its cost structure by closing distribution centers, disposing of the related fixed assets and reducing its corporate workforce. During the fourth quarter of 2003, the Company’s Broder division recorded approximately $7.0 million in distribution center closure costs related to the closure of its Wadesboro, NC distribution center. The charge included the fair value of the future lease obligations as of the cease-use date, net of expected sub-lease rentals. The future lease obligation is expected to be paid over the remaining lease term, which expires in March 2014. During the year ended December 31, 2004, the Company’s Broder division also recorded approximately $0.8 million in lease termination and other costs for the fair value of future lease obligations related to the closure of its Cleveland, OH distribution center. The future lease obligation is expected to be paid over the remaining lease term, which expires in May 2007.

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

During the first quarter of 2006, the Company recorded restructuring charges related to its distribution center consolidation initiative and its call center consolidation initiative. The Company consolidated its distribution centers in its Texas, California and Midwest markets. The Company’s Broder division recorded a restructuring and asset impairment charge of approximately $0.8 million, consisting of $0.6 million in distribution center closure costs for the fair value of the future lease obligations and approximately $0.1 million in severance and related benefits, and $0.1 million in non-cash fixed asset impairment charges related to the disposal of distribution center fixed assets. The future lease obligation is expected to be paid over the remaining lease term, which expires in December 2007.

The Alpha division La Mirada, CA distribution center was consolidated into a new dual-branded Broder-Alpha facility in Fresno, CA. As a result, the Alpha division recorded approximately $2.1 million in distribution center closure costs for the fair value of the future lease obligations and approximately $0.2 million in severance and benefits related charges. The future lease obligations are expected to be paid out over the remaining lease term, which ends in 2009. The Broder division Louisville, KY distribution center was consolidated into a new facility in Chicago, IL. The Broder division recorded approximately $0.2 million in distribution center closure costs for the fair value of the future lease obligations and approximately $0.1 in severance and benefits related charges. The future lease obligations are expected to be paid out over the remaining lease term, which ends in 2007.

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

During the first quarter of 2007, the Company recorded restructuring charges related to its distribution center consolidation initiative. The Company consolidated its distribution centers in its New York, North Carolina and Midwest markets. The Broder division Plymouth, MI and St. Louis, MO distribution centers were consolidated into a new facility in Chicago, IL. Also during the first quarter of 2007, the Company consolidated the Amtex distribution center into the Company’s new Chicago, IL facility. The Broder division Albany, NY distribution center is consolidating into a tri-branded Broder-Alpha-NES facility in Middleboro, MA. The NES division Charlotte, NC is consolidating into a new tri-branded Broder-Alpha-NES facility in Atlanta, GA. As a result of the distribution center closures, the Company recorded approximately $7.2 million in restructuring charges, consisting of $6.5 million in distribution center closure costs for the fair value of lease obligations and $0.7 million in severance and related benefits. The future lease obligations are expected to be paid over the remaining lease terms, which end on dates beginning June 2008 and ending March 2015.

Restructuring activity is summarized as follows:

	Balance at December 31, 2006	Restructuring Charge	Cash Payments	Non-Cash Items Expensed Immediately	Balance at March 31, 2007
	(dollars in thousands)
Distribution center closure costs
Lease termination and other costs	$7,698	$6,524	$(146)	$—	$14,076
Severance and related benefits	91	650	(317)	—	424
Call center closure costs
Lease Termination and other costs	438	—	(45)	—	393

	$8,227	$7,174	$(508)	$—	$14,893

The total of $14.9 million in accrued restructuring is recorded as $4.5 million in current liabilities and $10.4 million in long-term liabilities at March 31, 2007.

10. Subsequent Event

During the second quarter of 2007, the Company committed to a plan to close its Alpha division Philadelphia, PA distribution center and open a new tri-branded facility near Harrisburg, PA and to close its Alpha division, Ft. Wayne, IN distribution center and consolidate it into the multi-branded facility in Chicago, IL during the third quarter of 2007. The Company expects to record approximately $1.0 million in severance and related benefit obligations during the second and third quarters of 2007. Approximately $3.9 million in lease termination and other costs is expected to be recorded when the facilities close during the third quarter of 2007. In addition, the Company executed a sublease agreement for its LaMirada distribution center and expects to record a reduction to the restructuring charge of approximately $0.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a leading distributor of imprintable sportswear and accessories in the United States. Imprintable sportswear and accessories is an estimated $8 billion U.S. market in wholesale revenues and includes undecorated or “blank” T-shirts, sweatshirts, polo shirts, fleece, outerwear, caps, bags and other imprintable accessories that are decorated primarily for advertising and promotional purposes. We source product from more than 70 suppliers, including Hanes, Russell, Fruit of the Loom, Anvil and Gildan. Other exclusive or near-exclusive suppliers include retail brands such as Adidas Golf, Columbia Sportswear and Champion. We consider the term “near-exclusive” to represent those arrangements where, although not contractually entitled to exclusivity, we believe we are the only distributor to offer these products in an annual catalog to the imprintable sportswear industry. In addition to our distribution suppliers, we develop and source products from over 16 countries to support our private label brand initiatives, which include the brands Devon & Jones, HYP, Authentic Pigment, Desert Wash, Harvard Square, Chestnut Hill, Great Republic and Harriton. Our products are sold to over 70,000 customers, primarily advertising specialty companies, screen printers, embroiderers and specialty retailers who decorate our blank product with corporate logos, brands and other promotional images. Our decorator customers then sell imprinted sportswear and accessories to a highly diversified range of end-consumers, including Fortune 1000 companies, sporting venues, concert promoters, athletic leagues, educational institutions and travel resorts. We believe our end-consumers are increasingly recognizing imprintable sportswear and accessories as highly differentiated, cost-effective, advertising and promotional tools that help them grow their respective businesses and brand images. As a result, imprintable sportswear unit volume has grown significantly over the last ten years, increasing at a compound annual growth rate of approximately 7%.

Results of Operations

The following table sets forth the amounts and the percentages of net sales that items in the consolidated statement of operations constituted for the periods indicated:

	Three Months Ended March 31,
	2007		2006
	(dollars in millions)
Net sales	$200.6	100.0%	$209.6	100.0%
Cost of sales	164.4	82.0%	171.6	81.9

Gross profit	36.2	18.0	38.0	18.1
Warehousing, selling and administrative expenses	31.9	15.9	33.0	15.7
Depreciation and amortization	4.9	2.4	4.6	2.2
Restructuring and asset impairment charges	7.2	3.6	0.8	0.4

Loss from operations	(7.8)	(3.9)	(0.4)	(0.2)
Interest expense, net	10.2	5.1	9.2	4.4
Income tax benefit	(6.9)	(3.4)	(4.3)	(2.1)

Net loss	$(11.1)	(5.5)%	$(5.3)	(2.5)%

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Net Sales. Net sales decreased by approximately $9.0 million, or 4.3%, from $209.6 million for the three months ended March 31, 2006 to $200.6 million for the three months ended March 31, 2007. This decrease resulted from the net impact of a decrease in unit volume (estimated impact of $9.9 million) and a decrease related to average selling prices and product mix (estimated impact $0.9 million). The product mix shift was primarily attributable to decreases in trade and private label brand revenues. Trade brand units declined on lower volume and higher margin products as we continued to sell fewer low margin white T-shirts. Insufficient private label inventory levels in key styles during the second and third quarters of 2006 contributed to volume declines during the first quarter of 2007 related to the first quarter of 2006. During the remainder of 2007, we expect to see growth in our trade brand revenues due to our increased emphasis on the growth of our trade brand business. We also expect to see continued growth in the average selling prices of our private label brands due to our focus on key styles within our private label brands. In addition, we anticipate growth in our exclusive brand revenue during fiscal 2007 compared to fiscal 2006.

Gross Profit. Gross profit decreased by $1.8 million, or 4.7%, from $38.0 million for the three months ended March 31, 2006 to $36.2 million for the three months ended March 31, 2007. The decrease in gross profit was attributable to lower unit volumes in private label brand products. Gross margin was 18.0% and 18.1% for March 31, 2007 and 2006, respectively.

Warehousing, Selling and Administrative Expenses (Including Depreciation and Amortization). Warehousing, selling and administrative expenses, including depreciation and amortization, decreased $0.8 million, or 2.1%, from $37.6 million for the three months ended March 31, 2006 to $36.8 million for the three months ended March 31, 2007. The decrease was primarily the result of (i) decreased consulting costs of $0.9 million incurred during 2006 attributable to an inventory and supply chain improvement initiative; (ii) decreased amortization of prepaid catalog costs of $0.4 million due to the incremental amortization that was recorded during 2006 related to our accelerated mailing date of October 2006 for our 2007 catalogs; and (iii) less variable operating expense of approximately $0.8 million resulting from a reduction in unit volumes and efficiency improvements in our distribution centers and call centers; offset by (iv) approximately $1.3 million in incremental travel and training costs and duplicative rent expense attributable to the opening of multi-branded distribution centers. During the remainder of 2007, we expect to record incremental travel and training costs and duplicative rent expenses attributable to the opening of multi-branded distribution centers. The distribution center consolidation initiative is expected to be completed during the fourth quarter of 2007.

Restructuring and Asset Impairment Charges. As more fully described Note 8 to the Consolidated Financial Statements included in this Form 10-Q, we recorded restructuring charges of $7.2 million and $0.8 million during the three months ended March 31, 2007 and 2006, respectively. The restructuring charge recorded during the three months ended March 31, 2007 consisted of $6.5 million in lease termination and other costs and $0.7 million in severance and related benefits charges resulting from our distribution center consolidation initiative. During the first quarter of 2007, we consolidated our distribution facilities in the Northeast, Southeast and Midwest Markets by closing distribution centers in New York, North Carolina, Michigan and Missouri. During the first quarter of 2006, we consolidated our Broder Houston facility into an existing Alpha Houston facility, which now operates as a dual-branded Alpha-Broder facility, and we recorded a $0.8 million restructuring charge, consisting of $0.6 million in lease termination and other costs, approximately $0.1 million in severance and related benefits and $0.1 million in non-cash fixed asset write-offs. We expect to record additional restructuring charges during the remainder of 2007 as we continue to execute our distribution center consolidation initiative, which is expected to be completed during 2007.

Loss from Operations. As a result of the factors described above, loss from operations increased by approximately $7.4 million, from a loss of $(0.4) million for the three months ended March 31, 2006 to a loss of $(7.8) million for the three months ended March 31, 2007.

Interest Expense. Interest expense, net increased by $1.0 million from $9.2 million for the three months ended March 31, 2006 to $10.2 million for the three months ended March 31, 2007. The net increase was due to higher average outstanding balances on variable rate debt and a $0.1 million net negative effect of changes in the fair value of interest rate swaps (less than $0.1 million and approximately $0.2 million net positive effect of a favorable change for the three months ended March 31, 2007 and 2006, respectively). We expect debt levels to improve moderately throughout fiscal 2007 relative to fiscal 2006, which will have a favorable impact on resulting interest expense. The favorable impact could be offset by higher interest rates on variable rate debt.

Income Taxes. The income tax benefit was approximately $6.9 million and $4.3 million for the three months ended March 31, 2007 and 2006, respectively. The difference between the U.S. federal statutory rate and the effective benefit rate relates primarily to the state and local taxes and meals and entertainment. There are various factors that may cause our tax assumptions to change in the near term, and as a result the Company may have to record a valuation allowance against deferred income tax assets in the future.

Net Loss. As a result of the factors described above, net loss increased by $5.8 million, from a net loss of $(5.3) million for the three months ended March 31, 2006 to a net loss of $(11.1) million for the three months ended March 31, 2007.

Liquidity and Capital Resources

Cash Flows

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Net cash provided by operating activities was $6.7 million and $5.3 million for the three months ended March 31, 2007 and 2006, respectively. The increase in cash flows from operating activities was due principally to fewer inventory purchases during the three months ended March 31, 2007 relative to the three months ended March 31, 2006 and other changes in working capital.

Net cash used in investing activities was $1.3 million and $1.6 million for the three months ended March 31, 2007 and 2006, respectively, and represented capital expenditures.

Net cash used in financing activities was approximately $4.2 million and $4.0 million for the three months ended March 31, 2007 and 2006, respectively. The change in financing cash flows is primarily attributable to the change in net repayments on our revolving credit facility during the first quarter of 2007 compared to net borrowings in the first quarter of 2006. Borrowings against the revolving credit facility support our inventory purchases. Offsetting this was the decrease in our book overdraft position in the first quarter of 2007 compared to a decrease in the same quarter of the prior year.

Liquidity Position

In August 2006, we entered into an amended and restated credit agreement (“Credit Agreement”) which provides for aggregate revolver borrowings of up to $225.0 million (subject to borrowing base availability), including provision for up to $25.0 million of letters of credit. As of March 31, 2007, outstanding borrowings on the Credit Agreement were $106.3 million, and outstanding letters of credit were $9.9 million, which left $75.8 million of available borrowing capacity as determined by borrowing base availability.

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

The Credit Agreement contains both affirmative and negative covenants which, among other things, may require us to meet a minimum consolidated fixed charge coverage ratio, as defined in the Credit Agreement, and places limits upon capital expenditures, disposals of assets, mergers and acquisitions, further indebtedness, transactions with affiliates and other customary restrictions. The occurrence of certain of these events may accelerate required repayment. On April 2, 2007, we provided notice to the administrative agent for the credit facility of the occurrence and cure of a default under Article VIII(g)(ii) of the Credit Agreement. A default existed under the indenture governing the Senior Notes and the Credit Agreement as a result of the failure by us to file our Annual Report on Form 10-K for the year ended December 30, 2006 with the Securities and Exchange Commission (“SEC”) within the time period specified in the SEC’s rules and regulations as required by Section 4.03 of the indenture, which was March 30, 2007. The Annual Report on Form 10-K for the year ended December 30, 2006 was filed with the SEC on April 2, 2007. As of March 31, 2007, we were in compliance with all other covenants under the Credit Agreement.

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

The indenture governing the senior notes, among other things, (1) restricts the ability of us and our subsidiaries, including the guarantor of the senior notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (2) prohibits certain restrictions on the ability of certain of our subsidiaries, including the guarantor of the senior notes, to pay dividends or make certain payments to us and (3) places restrictions on the ability of us and our subsidiaries, including the guarantor of the senior notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to the senior notes also contains various covenants which limit our discretion in the operation of our businesses. . On April 2, 2007, we provided notice to the trustee for the indenture of the occurrence and cure of a default under Section 4.03 of the indenture. A default existed under the indenture governing the Senior Notes and the Credit Agreement as a result of the failure by us to file our Annual Report on Form 10-K for the year ended December 30, 2006 with the SEC within the time period specified in the SEC’s rules and regulations as required by Section 4.03 of the indenture, which was March 30, 2007. The Annual Report on Form 10-K for the year ended December 30, 2006 was filed with the SEC on April 2, 2007. As of March 31, 2007, we were in compliance with all other covenants under the indenture.

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

We expect our distribution center consolidation initiative to lead to lower inventory levels as we progress through fiscal 2007. We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations during the seasonal low period, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures and other needs of the business for at least the next twelve months. However, no assurance can be given that this will be the case, and we may require additional debt or equity financing to meet our working capital requirements.

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

Off Balance Sheet Arrangements

Our revolving credit facility contains provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the revolving credit agreement of $225.0 million. As of March 31, 2007, we had approximately $9.9 million of outstanding letters of credit primarily related to commitments for the purchase of inventory.

We purchase product in the normal course through the use of short term purchase orders representing quantities for normal business needs at current market prices. In addition, we are party to two supply agreements whereby we have committed to purchase a minimum of: (i) $2.5 million of product per year in 2007 and 2008; and (ii) a total of $15.0 million at a minimum of $5.0 million of product per year through 2007. These supply agreements are more fully described in “—Contractual Cash Obligations.”

Contractual Cash Obligations

The following table presents the aggregate amount of future cash outflows under our contractual cash obligations and commercial commitments as of March 31, 2007:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(dollars in millions)
Revolving credit facility	$106.3	$—	$—	$106.3	$—
Senior notes(1)	225.0	—	—	225.0	—
Operating lease obligations	424.0	142.2	216.4	43.0	22.4
Capital lease obligations	9.1	2.6	5.0	1.5	—
Supply agreements(2)	10.0	7.5	2.5	—	—
Expected interest payments(3)	102.5	25.9	51.3	25.3	—

Total contractual cash obligations	$876.9	$178.2	$275.2	$401.1	$22.4

(1)	Amounts shown do not include $0.9 million of unamortized premium that will be amortized over the term of the senior notes.
(2)

We are party to two separate supply agreements. In one supply agreement we are committed to purchase a minimum of $2.5 million of product per year in 2007 and 2008. Any shortfall in committed purchases for a given year may be carried forward or backward one year, subject to certain limits. If after carry forward or backward, actual purchases still fall short of committed levels, a penalty of 7.5% of the shortfall will be incurred. In the other supply agreement we have committed to purchase a total of $15.0 million at a minimum of $5.0 million of product per year through 2007. We do not believe these purchase commitments exceed our future consumption requirements.

(3)	Represents expected interest payments for the life of the senior notes.

In addition, due to the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) on December 31, 2006, we have recorded a $1.4 million liability that may be payable in the future, although timing of payment cannot be reasonably estimated. For more information, see Note 7 to the consolidated financial statements.

Inflation

Prices of imprintable sportswear and accessories have experienced deflation as suppliers have moved manufacturing to lower cost offshore locations. Price deflation has not historically had a material effect on our operating results during the periods presented, since falling input costs for individual products have generally been passed on to customers on a constant gross profit per unit basis. However, there can be no assurance that this trend will continue in the future.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our consolidated financial statements included elsewhere in this report and in Note 1 to our consolidated financial statements included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 2, 2007. While all significant accounting policies are important to our consolidated financial statements, some of these policies may be viewed as being critical. Such policies are those that are both most important to the portrayal of our financial condition and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe our most critical accounting policies are as follows:

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of SFAS Nos. 133 and 140” (“SFAS No. 155”). SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. One of the primary objectives of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value accounting for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The adoption of SFAS No. 155 has not had a material effect on our financial condition, results of operations or cash flows.

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

We have a substantial effort ahead of us to implement appropriate processes, document the system of internal controls over key processes, assess their design, remediate any deficiencies identified and test their functionality. We began documenting and/or implementing the additional processes and procedures necessary for Sarbanes-Oxley Section 404 compliance during 2006 and such work is scheduled for completion in the third quarter of 2007.

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

•	ability to execute on our distribution center consolidation plan, including the realization of anticipated inventory reductions and maintaining current customer service levels;

•	ability to realize deferred tax assets, including the potential to record a valuation allowance against deferred tax assets in the future;

•	significant reliance on one shipper to distribute our products to our customers; and

•	our substantial level of indebtedness.

These and other applicable risks are described under the caption “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC. We assume no obligation to publicly update or revise any forward-looking statement made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2007, we had $106.3 million of debt outstanding under our revolving credit facility. Our revolving credit facility is subject to variable interest rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the March 31, 2007 level of borrowings, and further considering the interest rate protection agreements currently in place (see following paragraph), we estimate that a one percentage point increase in interest on our variable rate debt agreements would have increased interest expense for the three months ended March 31, 2007 by approximately $0.2 million.

We have entered into interest rate protection agreements whereby we have contracted to pay a fixed interest rate in exchange for receipt of a variable rate. The $10.0 million notional principal amount under an interest rate protection agreement terminates in October 2008. We have elected not to apply hedge accounting for the currently outstanding interest rate protection agreement. Accordingly, we record our interest rate swaps at fair value on the balance sheet and record gains and losses on this contract as well as the periodic settlements of this contract through our statement of operations. We recorded other income of less than $0.1 million and approximately $0.2 million during the three months ended March 31, 2007 and 2006, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the first quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent months or from those anticipated. See the discussion in “Item 1A. Risk Factors” in our 2006 Annual Report on Form 10-K. There have been no material changes in our risk factors from those previously disclosed in our 2006 Annual Report on Form 10-K.

Item 6. Exhibits

Exhibit No.	Description
10.1	Severance and First Amendment to Employment Agreement, dated as of March 1, 2007, by and between David J. Hollister and Broder Bros., Co. incorporated herein by reference.

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2007	BRODER BROS., CO.

	By:	/S/ THOMAS MYERS
Thomas Myers Chief Executive Officer and Director (Principal Executive Officer)

May 15, 2007

	By:	/S/ MARTIN J. MATTHEWS
Martin J. Matthews Interim Chief Financial Officer (Principal Financial and Accounting Officer)