Form 10-Q
period 2007-06-30
BRODER BROS CO
filed 2007-08-14
CIK 1266700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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

As of August 6, 2007, there were 963,637 shares of Class L, Series 1 common stock outstanding; 931,635 shares of Class L, Series 2 common stock outstanding; 2,785,656 shares of Class L, Series 3 common stock outstanding; 2,693,147 shares of Class L, Series 4 common stock outstanding; 9,695,252 shares of Class A common stock outstanding; and 28,723,203 shares of Class B common stock outstanding.

BRODER BROS., CO. AND SUBSIDIARY

Quarterly Report for the Period Ended June 30, 2007

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

In September 2003, the Company acquired all of the outstanding capital stock of Alpha Shirt Holdings, Inc. pursuant to a stock purchase agreement entered into in July 2003. The Company acquired all of the outstanding capital stock of NES Clothing Company in August 2004, and in September 2006, the Company acquired virtually all the assets of Amtex Imports Inc. As used herein and except as the context otherwise may require, the “Company,” “we,” “us,” “our,” or “Broder” means, collectively, Broder Bros., Co. and its consolidated subsidiary. For periods after the acquisition of Alpha Shirt Holdings, Inc., “Alpha” refers to the former business operated by Alpha Shirt Holdings, Inc. and which is now operated as a division of Broder Bros., Co., and for periods after the acquisition of NES Clothing Company, “NES” refers to the former business operated by NES Clothing Company and which is now operated as a division of Broder Bros., Co.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BRODER BROS., CO. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 30, 2006
	(unaudited)
	(dollars in thousands, except share amounts)
ASSETS
Current assets:
Cash	$5,496	$4,270
Accounts receivable, net of allowance for doubtful accounts of $6,464 at June 30, 2007 and $5,814 at December 30, 2006	98,293	85,103
Finished goods inventory	218,151	233,287
Prepaid and other current assets	6,756	9,787
Deferred income taxes	9,143	8,919

Total current assets	337,839	341,366
Fixed assets, net	26,763	24,220
Goodwill	138,866	138,412
Other intangibles	55,805	60,775
Deferred financing fees, net	7,488	8,604
Deferred income taxes	9,355	4,562
Other assets	2,440	2,339

Total assets	$578,556	$580,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,831	$3,008
Accounts payable	118,746	97,275
Accrued expenses	21,054	23,195
Accrued interest	7,269	6,600

Total current liabilities	150,900	130,078
Long-term debt and capital lease obligations, net of current portion	332,077	341,289
Deferred income taxes	32,005	33,590
Other long-term liabilities	13,308	9,313
Redeemable securities	265	365

Total liabilities	528,555	514,635
Commitments and contingencies

Shareholders’ equity:
Class L, Series 1 common stock; par value $0.01 per share; 2,000,000 shares authorized; 963,637 shares issued and outstanding (aggregate liquidation preference of $36,637 and $34,440 as of June 30, 2007 and December 30, 2006, respectively)	10	10
Class L, Series 2 common stock; par value $0.01 per share; 2,000,000 shares authorized; 931,635 shares issued and outstanding (aggregate liquidation preference of $26,496 and $24,651 as of June 30, 2007 and December 30, 2006, respectively)	10	10
Class L, Series 3 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,778,057 shares issued and outstanding (aggregate liquidation preference of $105,622 and $99,288 as of June 30, 2007 and December 30, 2006, respectively)	28	28
Class L, Series 4 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,685,802 shares issued and outstanding (aggregate liquidation preference of $76,384 and $71,066 as of June 30, 2007 and December 30, 2006, respectively)	27	27
Class A common stock; par value $0.01 per share; 15,000,000 shares authorized; 9,695,252 shares issued and outstanding	102	102

	June 30, 2007	December 30, 2006
	(unaudited)
	(dollars in thousands, except share amounts)
Class B common stock; par value $0.01 per share; 35,000,000 shares authorized; 28,644,854 shares issued and outstanding	287	287
Warrants—Class L, Series 3	1,477	1,477
Additional paid-in capital	123,214	122,880
Accumulated other comprehensive loss	(11)	(15)
Accumulated deficit	(72,020)	(56,154)
Treasury stock; 615,859 and 615,859 shares of Class A common stock; 302,485 and 274,249 shares of Class B common stock; 36,363 and 36,363 shares of Class L, Series 1 common stock; 35,156 and 35,156 shares of Class L, Series 2 common stock; 29,337 and 26,599 shares of Class L, Series 3 common stock; 28,360 and 25,713 shares of Class L, Series 4 common stock; 5,930 and 5,930 Class L, Series 1 warrants; and 1,369 and 1,065 Class L, Series 3 warrants, at cost, at June 30, 2007 and December 30, 2006, respectively	(3,123)	(3,009)

Total shareholders’ equity	50,001	65,643

Total liabilities and shareholders’ equity	$578,556	$580,278

The accompanying notes are an integral part of the consolidated financial statements.

BRODER BROS., CO. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2007 and July 1, 2006

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(unaudited) (dollars to thousands)
Net sales	$249,399	$259,541	$449,977	$469,159
Cost of sales	205,833	212,520	370,246	384,138

Gross profit	43,566	47,021	79,731	85,021
Warehousing, selling and administrative	39,232	36,773	76,056	74,384
Restructuring and asset impairment charges, net	(941)	940	6,233	1,771

Total operating expenses	38,291	37,713	82,289	76,155

Income (loss) from operations	5,275	9,308	(2,558)	8,866
Other (income) expense
Interest	9,315	9,353	19,551	18,691
Change in fair value of interest rate swaps	(86)	(120)	(112)	(270)

Total other expense	9,229	9,233	19,439	18,421

Income (loss) before income taxes	(3,954)	75	(21,997)	(9,555)
Income tax provision (benefit)	411	284	(6,505)	(4,029)

Net loss	$(4,365)	$(209)	$(15,492)	$(5,526)

The accompanying notes are an integral part of the consolidated financial statements.

BRODER BROS., CO. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2007 and July 1, 2006

	Six Months Ended
	June 30, 2007	July 1, 2006
	(unaudited)
	(dollars in thousands)
Cash flows from operating activities
Net loss	$(15,492)	$(5,526)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	4,678	3,538
Amortization	5,961	7,318
Provision for losses on accounts receivable	1,059	901
Deferred income taxes	(6,394)	(4,028)
Stock-based compensation	234	103
Loss on disposal of fixed assets	45	129
Change in fair value of interest rate swaps	(112)	(270)
Asset impairment charges	—	107
Changes in operating accounts
Accounts receivable	(14,249)	(16,438)
Finished goods inventory	15,136	(18,284)
Prepaid and other current assets	2,930	2,980
Accounts payable	14,814	45,122
Accrued liabilities and other	1,604	(345)

Net cash provided by operating activities	10,214	15,307

Cash flows from investing activities
Acquisition of fixed assets	(3,297)	(3,541)

Net cash used in investing activities	(3,297)	(3,541)

Cash flows from financing activities
Borrowings on revolving credit agreement	210,200	202,400
Repayments on revolving credit agreement	(220,600)	(224,400)
Payment for treasury stock purchase	(114)	(2,037)
Proceeds from payment of employee note receivable	—	463
Payments of principal on capital lease obligations	(1,833)	(625)
Change in book overdraft	6,656	12,535

Net cash used in financing activities	(5,691)	(11,664)

Net increase in cash	1,226	102
Cash at beginning of period	4,270	3,305

Cash at end of period	$5,496	$3,407

Supplemental disclosure of cash flow information
Assets acquired as a result of capital lease obligations	$3,969	$193

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

In September 2003, the Company acquired all of the outstanding capital stock of Alpha Shirt Holdings, Inc. (“Alpha”). In August 2004, the Company acquired all of the shares of beneficial interest of NES, a leading distributor of imprintable sportswear in New England. Immediately after consummation of those acquisitions, Alpha and its subsidiaries and NES and its subsidiary were merged with and into Broder Bros., Co., except for ASHI, Inc., which became a direct, wholly owned non-operating subsidiary of the Company until it also was subsequently merged with and into Broder Bros., Co. in fiscal year 2005. In addition, the Company acquired substantially all of the assets of Amtex Imports Inc. in September 2006.

The Company operates on a 52/53-week year basis with the year ending on the last Saturday of December. The three and six months ended June 30, 2007 and July 1, 2006 each consisted of thirteen and twenty-six weeks, respectively. Fiscal periods are identified according to the calendar period that they most accurately represent. For example, the quarterly period ended July 1, 2006 is referred to herein as “the three months ended June 30, 2006” and the balance sheet date of July 1, 2006 is referred to herein as “June 30, 2006.”

Basis of Presentation of Unaudited Interim Financial Information

The unaudited consolidated financial information herein has been prepared in accordance with generally accepted accounting principles and is in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006 of the Company, which are included in the Form 10-K filed with the SEC on April 2, 2007.

Accounting Changes

On December 31, 2006, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). Among other things, FIN 48 requires application of a “more likely than not” threshold to the recognition and de-recognition of tax positions. It further requires that a change in judgement related to prior years’ tax positions be recognized in the quarter of such change. The December 31, 2006 transition reduced the Company’s retained earnings by $0.4 million which includes the adjustment to the liability for unrecognized tax benefits of $1.8 million which is reported in “other long-term liabilities” on the Company’s consolidated balance sheet at June 30, 2007. See Note 7 for additional information.

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

The Company maintains an allowance for potential losses on the disposal of its discontinued and slow-moving inventory. The allowance for excess and discontinued inventory balances at June 30, 2007 and December 31, 2006 were approximately $8.5 million and $8.6 million, respectively.

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

A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. No valuation allowance was recorded as of December 31, 2006 since the Company had sufficient deferred tax liabilities to shield its deferred tax assets and was not relying on projected, future taxable income to be able to realize its deferred tax assets. Due to the Company’s continued net operating losses and its net deferred tax asset position excluding naked credits, the Company recorded a valuation allowance of $1.0 million during the three months ended June 30, 2007 (see Note 7).

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies that the term fair value is intended to mean a market-based measure, not an entity-specific measure and gives the highest priority to quoted prices in active markets in determining fair value. SFAS No. 157 requires disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value and (3) the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to measure at fair value, at specified election dates, many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. Subsequent changes in fair value will be required to be reported in earnings each reporting period. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its financial position, results of operations and cash flows.

2. Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)
Net loss	$(4,365)	$(209)	$(15,492)	$(5,526)
Amortization of SFAS 133 transition adjustment, net of taxes (a)	3	4	4	9

Comprehensive loss	$(4,362)	$(205)	$(15,488)	$(5,517)

(a)	Net of taxes of $1 and $2, respectively, for the three months ended June 30, 2007 and 2006 and net of taxes of $2 and $4, respectively, for the six months ended June 30, 2007 and 2006.

3. Acquisition

In September 2006, the Company acquired substantially all of the assets of Amtex Imports Inc. (“Amtex”), a regional imprintable activewear distributor with a single location in Northlake, IL. The Amtex acquisition facilitated the Company’s entry into the Chicago market. Total consideration paid was approximately $7.1 million, consisting of $6.5 million in cash, the issuance of a $0.3 million promissory note payable to the former owner of Amtex and approximately $0.3 million in transaction costs. In accordance with SFAS No. 141, “Business Combinations,” the purchase price paid in the Amtex acquisition has been allocated to the assets acquired and liabilities assumed. The preliminary purchase price allocation is expected to be finalized during the last half of fiscal 2007 following the working capital settlement in accordance with the terms of the asset purchase agreement.

The following table sets forth the preliminary allocation of the purchase price to assets acquired and liabilities assumed and the amortizable lives for each of the intangible assets:

(Dollars in thousands)
Accounts receivable	$3,348
Inventory	7,992
Other assets	13
Fixed assets	88
Customer relationships (3 years)	800
Trademarks/tradename (1 year)	200
Non-compete agreement (4 years)	210
Goodwill	1,432
Accounts payable and other liabilities	(7,029)

Purchase price	$7,054

Amtex’s results of operations have been included in the consolidated financial statements since the date of acquisition.

4. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following at the dates indicated below:

	June 30, 2007	December 31, 2006
	(dollars in thousands)
Revolving credit facility	$100,000	$110,400
Senior notes	225,000	225,000
Promissory note payable (to former owner of Amtex)	300	300
Unamortized debt premium	844	969
Capital lease obligations	9,764	7,628

	335,908	344,297
Less: current portion	3,831	3,008

Total long-term debt and capital lease obligations, excluding current portion	$332,077	$341,289

Principal payments on the revolving credit facility, senior notes and capital lease obligations for the next five years ending June 30 are as follows:

(dollars in thousands)
2008	$3,831
2009	2,928
2010	3,077
2011	225,184

(dollars in thousands)
2012	100,044
Thereafter	—

Revolving Credit Facility

In August 2006, the Company entered into an Amended and Restated Credit Agreement (“Credit Agreement”), and amended and restated the Company’s revolving credit agreement, dated as of September 22, 2003, by and among the Company, the lenders thereto and the agents named therein (the “Revolver Agreement”). Certain of the lenders under the Credit Agreement were also lenders under the Revolver Agreement. Subject to compliance with the terms of the Indenture governing the Senior Notes and the Credit Agreement, the Company may borrow up to $225 million under the Credit Agreement for working capital, capital expenditures, permitted acquisitions and other corporate purposes. The Credit Agreement matures on August 31, 2011.

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

The Credit Agreement contains both affirmative and negative covenants which, among other things, may require the Company to meet a minimum consolidated fixed charge coverage ratio, as defined in the Credit Agreement, and places limits upon disposals of assets, mergers and acquisitions, further indebtedness, transactions with affiliates and other customary restrictions. The occurrence of certain of these events may accelerate the timing of required repayments.

Total unused credit facility fees under the Credit Agreement were approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2007, respectively. The effective interest rate at June 30, 2007 was 6.8% and the weighted average interest rate on borrowings under the Credit Agreement for the six months ended June 30, 2007 was 6.8%. As of June 30, 2007, outstanding borrowings on the Credit Agreement were $100.0 million, which left $83.7 million of available borrowing capacity as determined by borrowing base availability. The effective interest rate at December 31, 2006 was 6.8%. As of December 31, 2006, outstanding borrowings on the revolving credit facility were $110.4 million, which left $68.3 million of available borrowing capacity as determined by borrowing base availability.

The Company incurred $0.8 million in debt issuance costs in connection with the Credit Agreement. These costs are being amortized to interest expense on a straight-line basis over the life of the Credit Agreement.

The Credit Agreement also contains a provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the Credit Agreement of $225.0 million. As of June 30, 2007 and December 31, 2006, the Company had approximately $8.0 million and $12.5 million, respectively, of outstanding letters of credit primarily related to commitments for the purchase of inventory.

On April 2, 2007, the Company provided notice to the administrative agent for the credit facility of the occurrence and cure of a default under Article VIII(g)(ii) of the Credit Agreement. A default existed under the indenture governing the Senior Notes and the Credit Agreement as a result of the failure by the Company to file its Annual Report on Form 10-K for the year ended December 30, 2006 with the Securities and Exchange Commission (“SEC”) within the time period specified in the SEC’s rules and regulations as required by Section 4.03 of the indenture, which was March 30, 2007. The Annual Report on Form 10-K for the year ended December 30, 2006 was filed with the SEC on April 2, 2007. As of June 30, 2007, the Company was in compliance with all covenants under the Credit Agreement.

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

The indenture governing the senior notes and the revolving credit facility, among other things, (i) restrict the ability of the Company and its subsidiaries, including the guarantor of the senior notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (ii) prohibit certain restrictions on the ability of certain of the Company’s subsidiaries, including the guarantor of the senior notes, to pay dividends or make certain payments to the Company and (iii) place restrictions on the ability of the Company and its subsidiaries, including the guarantor of the senior notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. The indenture related to the senior notes and the revolving credit facility also contain various covenants which limit the Company’s discretion in the operation of its businesses. On April 2, 2007, the Company provided notice to the trustee for the indenture of the occurrence and cure of a default under Section 4.03 of the indenture. A default existed under the indenture governing the Senior Notes and the Credit Agreement as a result of the failure by the Company to file its Annual Report on Form 10-K for the year ended December 30, 2006 with the SEC within the time period specified in the SEC’s rules and regulations as required by Section 4.03 of the Indenture, which was March 30, 2007. The Annual Report on Form 10-K for the year ended December 30, 2006 was filed with the SEC on April 2, 2007. As of June 30, 2007, the Company was in compliance with all covenants under the indenture.

Interest Rate Swaps

As a condition of its revolving credit facility that was retired in September 2003, the Company was required to enter into interest rate protection agreements (“swaps”). The Company does not use derivatives for speculative purposes. The Company had an outstanding interest rate swap agreement with a commercial bank that had a notional amount of $10.0 million at June 30, 2007 and December 31, 2006. The interest rate swap agreement matures in October 2008.

The Company is exposed to credit loss in the event of nonperformance by the counterparty. The Company does not anticipate nonperformance to be likely. The Company has elected to not apply hedge accounting for this swap agreement. The fair value of this interest rate swap approximated $(0.2) million and $(0.3) million at each of June 30, 2007 and December 31, 2006, respectively. The swaps are classified on the consolidated balance sheets based on the expected timing of the cash flows related to the swaps. Approximately $0.2 million and $0.3 million were classified as other long-term liabilities at June 30, 2007 and December 31, 2006, respectively.

Redeemable Securities

During 2004, Bain Capital sold shares of its common stock of the Company to certain executives at their fair market value. These shares may be put to the Company at their fair market value if the executive is terminated for any reason other than for cause, or if the executive resigns with good reason as defined in the applicable employment agreement and are recorded as other long-term liabilities on the consolidated balance sheets at June 30, 2007 and December 31, 2006 in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” An executive who held Company shares left the Company during 2007 and the Company purchased such executive’s shares, which resulted in increases to additional paid-in capital and treasury stock at June 30, 2007. See Note 5.

These shares have been recorded on the consolidated balance sheets at each of the following dates:

	Number of Shares	Common Stock at Par Value	Additional Paid-in Capital	Liquidation Preference
	(dollars in thousands)
June 30, 2007
Class B	78,348	$0.8	$16	$—
Class L, Series 3	7,600	0.1	135	289.0
Class L, Series 4	7,345	0.1	113	208.9
December 31, 2006
Class B	106,584	$1.1	$23	$—
Class L, Series 3	10,338	0.1	185	369.5
Class L, Series 4	9,992	0.1	156	264.1

5. Related Party Transactions

In connection with the Alpha acquisition, the Company amended and restated its existing advisory services agreement with Bain Capital (the “Advisory Services Agreement”). The Advisory Services Agreement is a discretionary, contingency-based agreement, subject to certain conditions and limitations set forth therein. Before any such management fees may be paid, EBITDA, as defined in the amended and restated Advisory Services Agreement, after giving effect to payment of the management fee, must be greater than $52.0 million in order for Bain Capital to earn a fee. The Company believes that the terms of such Advisory Services Agreement with Bain Capital are no less favorable than those that could have been obtained pursuant to a similar agreement with an unrelated third party.

Under the Advisory Services Agreement, for the first two full fiscal years following the Alpha acquisition and related equity investment by Bain Capital, Bain Capital could be paid a management fee for strategic, financial and other advisory services up to an annual maximum of $1.5 million at the discretion of the Company’s board of directors. The Advisory Services Agreement states that for each full fiscal year beginning in fiscal 2006, Bain Capital may be paid a fee up to an annual maximum of $3.0 million at the discretion of the Company’s board of directors. The Company paid Bain Capital a fee of $3.0 million for fiscal 2006. During the three and six months ended June 30, 2007, the Company recorded management fee expense of $0.6 million and $0.9 million, respectively. During the three and six months ended June 30, 2006, the Company recorded management fee expense of $0.9 million and $1.2 million, respectively. The management fee expense accrual is included in accrued expenses in the consolidated balance sheet.

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

In March 2007, the Company entered into a separation agreement with its former chief financial officer. The agreement provided for, among other items, payments to the former executive in an aggregate amount of approximately $0.5 million, payable in a single lump sum, and the purchase by the Company of equity securities owned by the former executive for an aggregate purchase price of approximately $0.1 million. The payment to the former executive was made in consideration for a twenty-four month extension of a non-compete period, which resulted in a thirty-six month non-compete period, as well as a transition bonus payment for services rendered in connection with the former executive’s separation from the Company. The non-compete agreement is being amortized during the period March 2007 through February 2010 and is included in depreciation and amortization within “warehousing, selling and administrative” in the consolidated statement of operations data.

6. Commitments and Contingencies

Self-Insured Health Plan

The Company maintains a self-insured health plan for some of its employees. The Company has purchased stop loss insurance to supplement the health plan, which will reimburse the Company for individual claims in excess of $0.1 million annually or aggregate claims exceeding approximately $5.4 million. At June 30, 2007 and December 31, 2006, approximately $0.5 million and $0.4 million, respectively, was included in accrued liabilities for self-insured health plan costs.

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

As disclosed in Note 1, the Company accounts for income taxes in accordance with the provision of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). In accordance with SFAS No. 109, a valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. No valuation allowance was recorded as of December 31, 2006 since the Company had sufficient deferred tax liabilities to shield its deferred tax assets and was not relying on projected, future taxable income to be able to realize its deferred tax assets. Due to the Company’s continued net operating losses and its net deferred tax asset position excluding naked credits, the Company recorded a valuation allowance of $1.0 million during the three months ended June 30, 2007. The valuation allowance for deferred tax assets at June 30, 2007 relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance established in 2007 was primarily attributable to the recording of deferred tax assets associated with federal and state tax loss carryforwards at full value which required a valuation allowance.

On December 31, 2006, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which became effective for fiscal years beginning after December 15, 2006. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The provisions of FIN 48 apply to all material tax positions in all taxing jurisdictions for all open tax years. FIN 48 establishes a two-step process for evaluating tax positions. Step 1 – Recognition, requires the Company to determine whether a tax position, based solely on its technical merits, has a likelihood of more than 50 percent (“more likely than not”) that the tax position taken will be sustained upon examination. Step 2 – Measurement, which is only addressed if Step 1 has been satisfied, requires the Company to measure the tax benefit as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement.

Under FIN 48 the Company determined that certain income tax positions did not meet the more-likely-than-not recognition threshold and, therefore, required a 100% reserve. Accordingly, as of December 31, 2006, the Company recorded a non-cash cumulative transition charge of approximately $0.4 million, recorded as a reduction to beginning retained earnings. The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2006, the Company has accrued $0.1 million in interest and penalties. The total amount of unrecognized tax benefits as of December 31, 2006 was $1.8 million. There have been no material changes to the unrecognized tax benefits or accrued interest and penalties as of June 30, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $0.4 million.

It is expected that the amount of unrecognized tax benefits will change during the next 12 months; however, the Company does not anticipate any adjustments which would lead to a material impact on its results of operations or financial position.

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

Statement of Operations Information

	Three Months Ended June 30,
	2007				2006
	Broder	Alpha	NES	Consolidated	Broder	Alpha	NES	Consolidated
	(dollars in thousands)
Net sales	$97,207	$119,087	$33,105	$249,399	$98,685	$125,700	$35,156	$259,541
Cost of sales	81,010	96,616	28,207	205,833	81,777	101,710	29,033	212,520

Gross profit	$16,197	$22,471	$4,898	$43,566	$16,908	$23,990	$6,123	$47,021

	Six Months Ended June 30,
	2007				2006
	Broder	Alpha	NES	Consolidated	Broder	Alpha	NES	Consolidated
	(dollars in thousands)
Net sales	$178,808	$214,392	$56,777	$449,977	$178,101	$230,739	$60,319	$469,159
Cost of sales	148,695	173,557	47,994	370,246	147,418	186,518	50,202	384,138

Gross profit	$30,113	$40,835	$8,783	$79,731	$30,683	$44,221	$10,117	$85,021

Balance Sheet Information

	Broder	Alpha	NES	Consolidated
	(dollars in thousands)
As of June 30, 2007
Accounts receivable, net	$33,908	$48,300	$16,085	$98,293
Inventory	74,705	119,020	24,426	218,151
Fixed assets, net	15,108	8,732	2,923	26,763
Goodwill, intangible assets and deferred financing fees	21,110	176,905	4,144	202,159
Accounts payable	44,711	52,564	21,471	118,746

As of December 31, 2006
Accounts receivable, net	$30,643	$42,732	$11,728	$85,103
Inventory	83,272	123,401	26,614	233,287
Fixed assets, net	15,585	6,839	1,796	24,220
Goodwill, intangible assets and deferred financing fees	22,490	179,927	5,374	207,791
Accounts payable	19,972	68,808	8,495	97,275

9. Restructuring and Asset Impairment Charges

Following the acquisitions of Alpha and NES, the Company executed restructuring activities designed to reduce its cost structure by closing distribution centers, disposing of the related fixed assets and reducing its corporate workforce. During the fourth quarter of 2003, the Company’s Broder division recorded approximately $7.0 million in distribution center closure costs related to the closure of its Wadesboro, NC distribution center. The charge included the fair value of the future lease obligations as of the cease-use date, net of expected sublease rentals. The future lease obligation is expected to be paid over the remaining lease term, which expires in March 2014. During the year ended December 31, 2004, the Company’s Broder division also recorded approximately $0.8 million in lease termination and other costs for the fair value of future lease obligations related to the closure of its Cleveland, OH distribution center. The future lease obligation was paid over the remaining lease term, which expired in May 2007.

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

During the first quarter of 2006, the Company recorded restructuring charges related to its distribution center and call center consolidation initiatives. During 2006, the Company reduced the number of call centers it operates from seven to three. The Company consolidated its distribution centers in its Texas, California and Midwest markets. The Company’s Broder division recorded a restructuring and asset impairment charge of approximately $0.8 million, consisting of $0.6 million in distribution center closure costs for the fair value of the future lease obligations and approximately $0.1 million in severance and related benefits, and $0.1 million in non-cash fixed asset impairment charges related to the disposal of distribution center fixed assets. The future lease obligation is expected to be paid over the remaining lease term, which expires in December 2007.

During 2006, the Alpha division La Mirada, CA distribution center was consolidated into a new dual-branded Broder-Alpha facility in Fresno, CA. As a result, the Alpha division recorded approximately $2.1 million in distribution center closure costs for the fair value of the future lease obligations, net of a $0.5 million reduction for estimated sublease payments, and approximately $0.2 million in severance and benefits related charges. The future lease obligations are expected to be paid out over the remaining lease term, which ends in 2009. The Broder division Louisville, KY distribution center was consolidated into a new facility in Chicago, IL. The Broder division recorded approximately $0.2 million in distribution center closure costs for the fair value of the future lease obligations and approximately $0.1 million in severance and benefits related charges. The future lease obligations are expected to be paid out over the remaining lease term, which ends in 2007.

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

During the first quarter of 2007, the Company recorded restructuring charges related to its distribution center consolidation initiative. The Company consolidated its distribution centers in its New York and North Carolina markets and further consolidated its Midwest market. The Broder division Plymouth, MI and St. Louis, MO distribution centers were consolidated into a new facility in Chicago, IL. Also during the first quarter of 2007, the Company consolidated the Amtex distribution center into the Company’s new Chicago, IL facility. The Broder division Albany, NY distribution center is consolidating into a tri-branded Broder-Alpha-NES facility in Middleboro, MA. The NES division Charlotte, NC distribution center is consolidating into a new tri-branded Broder-Alpha-NES facility in Atlanta, GA. As a result of the distribution center closures, the Company recorded approximately $7.2 million in restructuring charges, consisting of $6.5 million in distribution center closure costs for the fair value of lease obligations and $0.7 million in severance and related benefits. The future lease obligations are expected to be paid over the remaining lease terms, which end on dates beginning June 2008 and ending March 2015.

During the second quarter of 2007, the Company committed to a plan to close its Alpha division Philadelphia, PA distribution center and open a new tri-branded facility near Harrisburg, PA and to close its Alpha division Ft. Wayne, IN distribution center and consolidate it into the multi-branded facility in Chicago, IL during the third quarter of 2007. The Company recorded approximately $0.7 million in severance and related benefit obligations during the second quarter of 2007. The Company expects to record approximately $4.2 million in lease termination and other costs when the facilities close during the third quarter of 2007. In addition, the Company executed two sublease agreements for its LaMirada, CA distribution center and recorded a reduction to the restructuring charge of approximately $1.5 million.

Restructuring activity is summarized as follows:

	Balance at December 31, 2006	Restructuring Charge	Cash Payments	Non-Cash Items Expensed Immediately	Balance at June 30, 2007
	(dollars in thousands)
Distribution center closure costs
Lease termination and other costs, net	$7,698	$4,854	$(935)	$—	$11,617
Severance and related benefits	91	1,379	(637)	—	833
Call center closure costs
Lease Termination and other costs	438	—	(57)	—	381

	$8,227	$6,233	$(1,629)	$—	$12,831

The total of $12.8 million in accrued restructuring costs is recorded as $3.7 million in current liabilities and $9.1 million in long-term liabilities at June 30, 2007.

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

Results of Operations

The following table sets forth the amounts and the percentages of net sales that items in the consolidated statement of operations constituted for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Net Sales	$249.4	100.0%	$259.5	100.0%	$450.0	100.0%	$469.1	100.0%
Cost of sales	205.8	82.5	212.5	81.9	370.3	82.3	384.1	81.9

Gross profit	43.6	17.5	47.0	18.1	79.7	17.7	85.0	18.1
Warehousing, selling, and administrative expenses	34.1	13.7	32.0	12.3	66.0	14.7	65.0	13.8
Depreciation and amortization	5.2	2.1	4.7	1.8	10.1	2.2	9.3	2.0
Restructuring and asset impairment charges	(0.9)	(0.4)	1.0	0.4	6.2	1.4	1.8	0.4

Income (loss) from operations	5.2	2.1	9.3	3.6	(2.6)	(0.6)	8.9	1.9
Interest expense, net	9.2	3.7	9.2	3.5	19.4	4.3	18.4	3.9
Income tax provision (benefit)	0.4	0.2	0.3	0.1	(6.5)	(1.4)	(4.0)	(0.8)

Net Loss	$(4.4)	(1.8)%	$(0.2)	—%	$(15.5)	(3.4)%	$(5.5)	(1.2)%

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Net Sales. Net sales decreased by approximately $10.1 million, or 3.9%, from $259.5 million for the three months ended June 30, 2006 to $249.4 million for the three months ended June 30, 2007. This decrease resulted from the combination of a decrease in average selling prices and product mix (estimated impact of $7.9 million) and a decrease in unit volume (estimated impact of $2.2 million). Trade brand units declined on lower volume and higher margin products as we continued to sell fewer low margin white T-shirts. Lower pricing in key styles did not increase volumes and revenues. Insufficient private label inventory levels in key styles during the second and third quarters of 2006 contributed to volume declines during the second quarter of 2007 relative to the prior period due to a greater than anticipated loss of placement of some important products in customer programs. During the remainder of 2007, we expect our trade and private label brand revenues to approximate 2006 revenues as we implement various new marketing initiatives and as we work toward completing our distribution center consolidation plan which is expected to improve inventory service levels.

Gross Profit. Gross profit decreased by $3.4 million, or 7.2%, from $47.0 million for the three months ended June 30, 2006 to $43.6 million for the three months ended June 30, 2007. The decrease in gross profit was attributable to lower unit volumes and lower selling prices in trade brand products. Gross margin was 17.5% and 18.1% for June 30, 2007 and 2006, respectively.

Warehousing, Selling and Administrative Expenses (Including Depreciation and Amortization). Warehousing, selling and administrative expenses, including depreciation and amortization, increased $2.6 million, or 7.1%, from $36.7 million for the three months ended June 30, 2006 to $39.3 million for the three months ended June 30, 2007. The increase was primarily the result of: (i) approximately $1.6 million in incremental travel and training costs and duplicative rent expense attributable to the opening of multi-branded distribution centers; (ii) approximately $1.3 million in higher marketing costs resulting from various marketing initiatives to stimulate unit volumes; (iii) approximately $0.5 million in higher depreciation and amortization resulting from fixed asset additions in our new multi-branded distribution centers; (iv) approximately $0.9 million in higher workers’ compensation and benefits costs; (v) approximately $0.4 million in higher legal and recruiting professional fees; offset by (vi) a $0.9 million reduction in bonus expense resulting from less than expected profitability during fiscal 2007; (vii) $0.8 million decrease in consulting costs attributable to an inventory and supply chain improvement initiative during 2006; (viii) decreased amortization of prepaid catalog costs of $0.4 million due to the incremental amortization that was recorded during 2006 related to our accelerated mailing date of October 2006 for our 2007 catalogs; and (ix) less variable operating expense of approximately $0.3 million resulting from a reduction in unit volumes and efficiency improvements in our distribution centers and call centers. During the remainder of 2007, we expect to record additional incremental travel and training costs and duplicative rent expenses attributable to the opening of multi-branded distribution centers. The distribution center consolidation initiative is expected to be completed during the fourth quarter of 2007.

Restructuring and Asset Impairment Charges. As more fully described Note 9 to the Consolidated Financial Statements included in this Form 10-Q, we recorded restructuring charges of $(0.9) million and $1.0 million during the three months ended June 30, 2007 and 2006, respectively. The reversal of restructuring charges recorded during the three months ended June 30, 2007 was the result of executing a sublease for our La Mirada, CA distribution center. The restructuring charges recorded during the second quarter of 2006 resulted from our plan to reduce the number of call centers we operated from seven to three and consisted of $0.5 million in call center closure costs representing the fair value of future lease obligations and $0.5 million of cash severance and related benefit payments. We expect to record additional restructuring charges during the remainder of 2007 as we continue to execute our distribution center consolidation initiative, which as noted above, is expected to be completed during 2007. We do not expect to achieve significant operating expense reductions resulting from the distribution center consolidation initiative. Cost savings resulting from operating fewer distribution centers are effectively offset by incremental operating costs of larger distribution centers. We are consolidating facilities to improve inventory availability which is expected to improve performance and drive growth.

Loss from Operations. As a result of the factors described above, income from operations decreased by approximately $4.1 million, from income of $9.3 million for the three months ended June 30, 2006 to income of $5.2 million for the three months ended June 30, 2007.

Interest Expense. Interest expense, was $9.2 million for the three months ended June 30, 2006 and June 30, 2007. We expect debt levels to improve moderately throughout fiscal 2007 relative to fiscal 2006, which will have a favorable impact on resulting interest expense. The favorable impact could be offset by higher interest rates on variable rate debt.

Income Taxes. Income tax expense was approximately $0.4 million for the three months ended June 30, 2007 compared with income tax expense of $0.3 million for the three months ended June 30, 2006. The difference between the U.S. federal statutory rate and the effective benefit rate relates primarily to the state and local taxes and meals and entertainment. Due to the Company’s continued net operating losses and its net deferred tax asset position excluding naked credits, the Company recorded a valuation allowance of $1.0 million during the three months ended June 30, 2007. The valuation allowance for deferred tax assets at June 30, 2007 relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance established in 2007 was primarily attributable to the recording of deferred tax assets associated with federal and state tax loss carryforwards at full value which required a valuation allowance.

Net Loss. As a result of the factors described above, net loss increased by $4.2 million, from a net loss of $(0.2) million for the three months ended June 30, 2006 to a net loss of $(4.4) million for the three months ended June 30, 2007.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Net Sales. Net sales decreased by approximately $19.1 million, or 4.1%, from $469.1 million for the six months ended June 30, 2006 to $450.0 million for the six months ended June 30, 2007. This decrease resulted from the combination of a decrease in unit volume (estimated impact of $11.9 million) and a decrease in average selling prices and product mix (estimated impact $7.1 million). Trade brand units declined on lower volume and higher margin products as we continued to sell fewer low margin white T-shirts. Lower pricing in key styles did not increase volumes and revenues. Insufficient private label inventory levels in key styles during the second and third quarters of 2006 contributed to volume declines during the six months ended June 30, 2007 compared to the first half of 2006 due to a greater than anticipated loss of placement of some important products in customer programs.

Gross Profit. Gross profit decreased by $5.3 million, or 6.2%, from $85.0 million for the six months ended June 30, 2006 to $79.7 million for the six months ended June 30, 2007. The decrease in gross profit was attributable to lower unit volumes in trade and private label brand products and lower average selling prices in trade brand products. Gross margin was 17.7% and 18.1% for the six months ended June 30, 2007 and 2006, respectively.

Warehousing, Selling and Administrative Expenses (Including Depreciation and Amortization). Warehousing, selling and administrative expenses, including depreciation and amortization, increased $1.8 million, or 2.4%, from $74.3 million for the six months ended June 30, 2006 to $76.1 million for the six months ended June 30, 2007. The increase was primarily the result of: (i) approximately $2.8 million in incremental travel and training costs and duplicative rent expense attributable to the opening of multi-branded distribution centers; (ii) approximately $0.8 million in higher depreciation and amortization resulting from fixed asset additions in our new multi-branded distribution centers; (iii) approximately $1.6 million in higher workers’ compensation and benefits costs; and (iv) approximately $0.5 million in higher legal and recruiting professional fees; offset by (v) a $1.7 million decrease in consulting costs attributable to an inventory and supply chain improvement initiative during 2006; (vi) a $0.9 million reduction in bonus expense resulting from less than expected profitability during fiscal 2007; (vii) decreased amortization of prepaid catalog costs of $0.8 million due to the incremental amortization that was recorded during 2006 related to our accelerated mailing date of October 2006 for our 2007 catalogs; and (viii) less variable operating expense resulting from a reduction in unit volumes and efficiency improvements in our distribution centers and call centers.

Restructuring and Asset Impairment Charges. As more fully described Note 9 to the Consolidated Financial Statements included in this Form 10-Q, we recorded restructuring charges of $6.2 million and $1.8 million during the six months ended June 30, 2007 and 2006, respectively. The restructuring charges recorded during the six months ended June 30, 2007 consisted of $6.3 million in lease termination and other costs plus $1.4 million in severance and related benefits charges resulting from our distribution center consolidation initiative, offset by an $(1.5) million reversal of restructuring charges previously recorded due to executing a sublease for our La Mirada, CA distribution center. During the first quarter of 2007, we consolidated our distribution facilities in the Northeast, Southeast and Midwest markets by closing distribution centers in New York, North Carolina, Michigan and Missouri. During the six months ended June 30, 2006, we recorded restructuring charges consisting of $0.5 million in call center closure costs and $0.5 million of cash severance and related benefit payments in accordance with the consolidation of call centers from seven to three, and we also recorded an $0.8 million restructuring charge related to the consolidation of our Broder Houston facility into the existing Alpha Houston facility, which now operates as a dual-branded Alpha-Broder facility. The restructuring charge recorded during the six months of 2006 consisted of $0.6 million in lease termination and other costs, approximately $0.1 million in severance and related benefits and $0.1 million in non-cash fixed asset write-offs.

Income (Loss) from Operations. As a result of the factors described above, income from operations decreased by approximately $11.5 million, from income from operations of $8.9 million for the six months ended June 30, 2006 to a loss of $(2.6) million for the six months ended June 30, 2007.

Interest Expense. Interest expense, net increased by $1.0 million from $18.4 million for the six months ended June 30, 2006 to $19.4 million for the six months ended June 30, 2007. The net increase was due to higher average outstanding balances on variable rate debt, lower interest rates on the revolver balance and a $0.1 million net negative effect of changes in the fair value of interest rate swaps ($0.1 million and approximately $0.3 million net positive effect of a favorable change for the six months ended June 30, 2007 and 2006, respectively). We expect debt levels to improve moderately throughout fiscal 2007 relative to fiscal 2006, which will have a favorable impact on resulting interest expense. The favorable impact could be offset by higher interest rates on variable rate debt.

Income Taxes. The income tax benefit was approximately $6.5 million and $4.0 million for the six months ended June 30, 2007 and 2006, respectively. The difference between the U.S. federal statutory rate and the effective benefit rate relates primarily to the state and local taxes and meals and entertainment. Due to the Company’s continued net operating losses and its net deferred tax asset position excluding naked credits, the Company recorded a valuation allowance of $1.0 million during the three months ended June 30, 2007. The valuation allowance for deferred tax assets at June 30, 2007 relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance established in 2007 was primarily attributable to the recording of deferred tax assets associated with federal and state tax loss carryforwards at full value which required a valuation allowance.

Net Loss. As a result of the factors described above, net loss increased by $10.0 million, from a net loss of $(5.5) million for the six months ended June 30, 2006 to a net loss of $(15.5) million for the six months ended June 30, 2007.

Liquidity and Capital Resources

Cash Flows

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Net cash provided by operating activities was $10.2 million and $15.3 million for the six months ended June 30, 2007 and 2006, respectively. The decrease in cash flows from operating activities was due principally to a larger net loss during the six months ended June 30, 2007 relative to the six months ended June 30, 2006 and other changes in working capital.

Net cash used in investing activities was $3.3 million and $3.5 million for the six months ended June 30, 2007 and 2006, respectively, and primarily represented capital expenditures.

        Net cash used in financing activities was approximately $5.7 million and $11.7 million for the six months ended June 30, 2007 and 2006, respectively. The change in financing cash flows is primarily attributable to the change in net repayments on our revolving credit facility during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Borrowings against the revolving credit facility support our inventory purchases. Offsetting this was the decrease in our book overdraft position during the six months ended June 30, 2007 compared to the decrease in the same period of the prior year.

Liquidity Position

In August 2006, we entered into an amended and restated credit agreement (“Credit Agreement”) which provides for aggregate revolver borrowings of up to $225.0 million (subject to borrowing base availability), including provision for up to $25.0 million of letters of credit. As of June 30, 2007, outstanding borrowings on the Credit Agreement were $100.0 million, and outstanding letters of credit were $8.0 million, which left $83.7 million of available borrowing capacity as determined by borrowing base availability.

The Credit Agreement is secured by first priority pledges of all the equity interests owned by us in our domestic subsidiaries and 65% of all equity interests in any future foreign subsidiaries. The Credit Agreement is also secured by first priority interests in, and mortgages on, substantially all tangible and intangible assets and each of our direct and indirect domestic subsidiaries and 65% of the equity interests of any future foreign subsidiaries. Availability under the Credit Agreement is based on a borrowing base calculated using advance rates applied to eligible accounts receivable and eligible inventory. The Credit Agreement matures in August 2011.

The Credit Agreement contains both affirmative and negative covenants which, among other things, may require us to meet a minimum consolidated fixed charge coverage ratio, as defined in the Credit Agreement, and places limits upon capital expenditures, disposals of assets, mergers and acquisitions, further indebtedness, transactions with affiliates and other customary restrictions. The occurrence of certain of these events may accelerate required repayment. On April 2, 2007, we provided notice to the administrative agent for the credit facility of the occurrence and cure of a default under Article VIII(g)(ii) of the Credit Agreement. A default existed under the indenture governing the Senior Notes and the Credit Agreement as a result of the failure by us to file our Annual Report on Form 10-K for the year ended December 30, 2006 with the Securities and Exchange Commission (“SEC”) within the time period specified in the SEC’s rules and regulations as required by Section 4.03 of the indenture, which was March 30, 2007. The Annual Report on Form 10-K for the year ended December 30, 2006 was filed with the SEC on April 2, 2007. As of June 30, 2007, we were in compliance with all covenants under the Credit Agreement.

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

The indenture governing the senior notes, among other things, (1) restricts the ability of us and our subsidiaries, including the guarantor of the senior notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (2) prohibits certain restrictions on the ability of certain of our subsidiaries, including the guarantor of the senior notes, to pay dividends or make certain payments to us and (3) places restrictions on the ability of us and our subsidiaries, including the guarantor of the senior notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to the senior notes also contains various covenants which limit our discretion in the operation of our businesses. On April 2, 2007, we provided notice to the trustee for the indenture of the occurrence and cure of a default under Section 4.03 of the indenture. A default existed under the indenture governing the Senior Notes and the Credit Agreement as a result of the failure by us to file our Annual Report on Form 10-K for the year ended December 30, 2006 with the SEC within the time period specified in the SEC’s rules and regulations as required by Section 4.03 of the indenture, which was March 30, 2007. The Annual Report on Form 10-K for the year ended December 30, 2006 was filed with the SEC on April 2, 2007. As of June 30, 2007, we were in compliance with all covenants under the indenture.

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

Off Balance Sheet Arrangements

Our revolving credit facility contains provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the revolving credit agreement of $225.0 million. As of June 30, 2007, we had approximately $8.0 million of outstanding letters of credit primarily related to commitments for the purchase of inventory.

We purchase product in the normal course through the use of short term purchase orders representing quantities for normal business needs at current market prices. In addition, we are party to two supply agreements whereby we have committed to purchase a minimum of: (i) $2.5 million of product per year in 2007 and 2008; and (ii) a total of $15.0 million at a minimum of $5.0 million of product per year through 2007. These supply agreements are more fully described in section “Contractual Cash Obligations.”

Contractual Cash Obligations

The following table presents the aggregate amount of future cash outflows under our contractual cash obligations and commercial commitments as of June 30, 2007:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(dollars in millions)
Revolving credit facility	$100.0	$—	$—	$100.0	$—
Senior notes(1)	225.0	—	—	225.0	—
Operating lease obligations	85.7	14.0	24.3	21.2	26.2
Capital lease obligations	10.6	4.0	6.4	0.2	—
Supply agreements(2)	6.3	5.0	1.3	—	—
Expected interest payments(3)	84.4	26.1	50.9	7.4	—
Other(4)	0.3	0.3	—	—	—

Total contractual cash obligations	$512.3	$49.4	$82.9	$353.8	$26.2

(1)	Amounts shown do not include $0.8 million of unamortized premium that will be amortized over the term of the senior notes.
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

(3)	Represents expected interest payments for the life of the senior notes.
(4)	Represents note payable to former owner of Amtex.

In addition, due to the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) on December 31, 2006, we have recorded a $1.5 million liability as of June 30, 2007 that may be payable in the future, although timing of payment cannot be reasonably estimated. For more information, see Note 7 to the consolidated financial statements.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our consolidated financial statements included elsewhere in this report and in Note 1 to our consolidated financial statements included in our Form 10-K filed with the SEC on April 2, 2007. While all significant accounting policies are important to our consolidated financial statements, some of these policies may be viewed as being critical. Such policies are those that are both most important to the portrayal of our financial condition and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe our most critical accounting policies are as follows:

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

Goodwill and Intangible Assets. Goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. We perform impairment evaluations for goodwill and indefinite-lived assets at least annually in the fourth quarter, or upon a triggering event, using discounted expected future cash flows. In addition, we have recorded other indefinite-lived intangible assets (the trade names “Alpha,” “Alpha Shirt Company”), as well as certain finite-lived intangible assets (primarily the trade names “NES Clothing” and “Harvard Square,” and customer relationship intangibles). These finite-lived intangible assets are being amortized on a straight-line basis over their average useful lives ranging from 1 to 8 years. Should our revenues and gross profit be significantly less than those achieved during 2006, we may determine that a triggering event has occurred, which would require us to perform an evaluation for goodwill and other intangible assets. As of June 30, 2007, we had goodwill of approximately $138.4 million and indefinite-lived intangible assets of $35.6 million. If we determine our goodwill or intangibles to be impaired, the resulting non-cash charge could be substantial.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to measure at fair value, at specified election dates, many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. Subsequent changes in fair value will be required to be reported in earnings each reporting period. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our financial position, results of operations and cash flows.

Sarbanes-Oxley Section 404 Compliance

We incur certain costs associated with being an SEC registrant because of covenants in the indenture governing our senior notes. We are currently a “non-accelerated filer.” For the year ending December 31, 2007, under current rules, pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to deliver a report that assesses the effectiveness of our internal controls over financial reporting. The SEC issued a release in December 2006, however, announcing that the Commission had extended the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor’s attestation report on internal controls over financial reporting. The deadline for the auditor’s attestation report has been moved to the first annual report for fiscal years ending on or after December 15, 2008.

We have a substantial effort ahead of us to implement appropriate processes, document the system of internal controls over key processes, assess their design, remediate any deficiencies identified and test their functionality. We began documenting and/or implementing the additional processes and procedures necessary for Sarbanes-Oxley Section 404 compliance during 2006 and such work is scheduled for completion in the fourth quarter of 2007. Testing of annual reporting controls and the issuance of management’s internal assessment report is expected to be completed in the first quarter of 2008.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this document and our other filings with the SEC. Risk factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in forward-looking statements include, but are not limited to, the following:

•	the competitiveness of our industry, including competition based on price, product quality, breadth of product selection, quality of service and delivery times;

•	general economic conditions;

•	disruptions in our distribution centers;

•

evidence that a triggering event has occurred (i.e., a significant reduction in revenues or gross profit) and upon evaluation, we determine that goodwill or other intangible assets are impaired, which could result in a substantial non-cash charge;

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

As of June 30, 2007, we had $100.0 million of debt outstanding under our revolving credit facility. Our revolving credit facility is subject to variable interest rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the June 30, 2007 level of borrowings, and further considering the interest rate protection agreements currently in place (see following paragraph), we estimate that a one percentage point increase in interest on our variable rate debt agreements would have increased interest expense for the three and six months ended June 30, 2007 by approximately $0.2 million and $0.5 million, respectively.

We have entered into an interest rate protection agreement whereby we have contracted to pay a fixed interest rate in exchange for receipt of a variable rate. The $10.0 million notional principal amount under an interest rate protection agreement terminates in October 2008. We have elected not to apply hedge accounting for the currently outstanding interest rate protection agreement. Accordingly, we record our interest rate swaps at fair value on the balance sheet and record gains and losses on this contract as well as the periodic settlements of this contract through our statement of operations. We recorded other income of $0.1 million for the three months ended June 30, 2007 and 2006, respectively and $0.1 million and $0.3 million during the six months ended June 30, 2007 and 2006, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the second quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

August 14, 2007	BRODER BROS., CO.

	By:	/S/ THOMAS MYERS
Thomas Myers
Chief Executive Officer and Director (Principal Executive Officer)

August 14, 2007

	By:	/S/ MARTIN J. MATTHEWS
Martin J. Matthews
Interim Chief Financial Officer (Principal Financial and Accounting Officer)