Form 10-Q
period 2007-09-29
BRODER BROS CO
filed 2007-11-13
CIK 1266700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 29, 2007

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

As of November 6, 2007, there were 963,637 shares of Class L, Series 1 common stock outstanding; 931,635 shares of Class L, Series 2 common stock outstanding; 2,785,657 shares of Class L, Series 3 common stock outstanding; 2,693,150 shares of Class L, Series 4 common stock outstanding; 9,695,252 shares of Class A common stock outstanding; and 28,723,202 shares of Class B common stock outstanding.

BRODER BROS., CO. AND SUBSIDIARY

Quarterly Report for the Period Ended September 29, 2007

Broder Bros., Co. (the “Company”) is the issuer of $225.0 million aggregate principal amount of 11 1/4% Senior Notes due October 15, 2010. In November 2003, a total of $175.0 million aggregate principal amount of the 11 1/4% Senior Notes due 2010 (the “Initial Notes”) were sold in a private placement to qualified institutional buyers under Rule 144A and to persons outside of the United States under Regulation S. In November 2004, the Company sold in a private placement an additional $50.0 million aggregate principal amount of its 11 1/4% Senior Notes due 2010 (the “Additional Notes” and together with the Initial Notes, the “Senior Notes”) to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. The Additional Notes are additional debt securities issued under an indenture dated September 22, 2003, under which the Company previously issued the Initial Notes.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BRODER BROS., CO. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 29, 2007	December 30, 2006
	(unaudited)
	(dollars in thousands, except share amounts)
ASSETS
Current assets:
Cash	$6,606	$4,270
Accounts receivable, net of allowance for doubtful accounts of $6,867 at September 29, 2007 and $5,814 at December 30, 2006	99,159	85,103
Finished goods inventory	208,786	233,287
Prepaid and other current assets	5,741	9,787
Deferred income taxes	6,614	8,919

Total current assets	326,906	341,366
Fixed assets, net	28,687	24,220
Goodwill	138,527	138,412
Other intangibles	53,489	60,775
Deferred financing fees, net	6,931	8,604
Deferred income taxes	11,833	4,562
Other assets	2,245	2,339

Total assets	$568,618	$580,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$4,047	$3,008
Accounts payable	124,078	97,275
Accrued expenses	20,374	23,195
Accrued interest	12,780	6,600

Total current liabilities	161,279	130,078
Long-term debt and capital lease obligations, net of current portion	321,285	341,289
Deferred income taxes	31,833	33,590
Other long-term liabilities	15,404	9,313

Total liabilities	529,801	514,270
Redeemable securities
Class B and L, Series 3 and 4 common stock	265	365

Commitments and contingencies

Shareholders’ equity:
Class L, Series 1 common stock; par value $0.01 per share; 2,000,000 shares authorized; 963,637 shares issued and outstanding (aggregate liquidation preference of $37,775 and $34,440 as of September 29, 2007 and December 30, 2006, respectively)	10	10
Class L, Series 2 common stock; par value $0.01 per share; 2,000,000 shares authorized; 931,635 shares issued and outstanding (aggregate liquidation preference of $27,474 and $24,651 as of September 29, 2007 and December 30, 2006, respectively)	10	10
Class L, Series 3 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,778,057 shares issued and outstanding (aggregate liquidation preference of $108,900 and $99,288 as of September 29, 2007 and December 30, 2006, respectively)	28	28
Class L, Series 4 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,685,802 shares issued and outstanding (aggregate liquidation preference of $79,204 and $71,066 as of September 29, 2007 and December 30, 2006, respectively)	27	27
Class A common stock; par value $0.01 per share; 15,000,000 shares authorized; 9,695,252 shares issued and outstanding	102	102

	September 29, 2007	December 30, 2006
	(unaudited)
	(dollars in thousands, except share amounts)
Class B common stock; par value $0.01 per share; 35,000,000 shares authorized; 28,644,854 shares issued and outstanding	287	287
Warrants—Class L, Series 3	1,477	1,477
Additional paid-in capital	123,332	122,880
Accumulated other comprehensive loss	(8)	(15)
Accumulated deficit	(83,590)	(56,154)
Treasury stock; 615,859 and 615,859 shares of Class A common stock; 302,485 and 274,249 shares of Class B common stock; 36,363 and 36,363 shares of Class L, Series 1 common stock; 35,156 and 35,156 shares of Class L, Series 2 common stock; 29,337 and 26,599 shares of Class L, Series 3 common stock; 28,360 and 25,713 shares of Class L, Series 4 common stock; 5,930 and 5,930 Class L, Series 1 warrants; and 1,369 and 1,065 Class L, Series 3 warrants, at cost, in each case, at September 29, 2007 and December 30, 2006, respectively	(3,123)	(3,009)

Total shareholders’ equity	38,552	65,643

Total liabilities and shareholders’ equity	$568,618	$580,278

The accompanying notes are an integral part of the consolidated financial statements.

BRODER BROS., CO. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 29, 2007 and September 30, 2006

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
	(unaudited) (dollars to thousands)
Net sales	$246,417	$249,193	$696,394	$718,352
Cost of sales (exclusive of depreciation and amortization included in warehousing, selling and administrative below)	206,323	203,000	576,569	587,138

Gross profit	40,094	46,193	119,825	131,214
Warehousing, selling and administrative	38,641	37,815	114,697	112,199
Restructuring and asset impairment charges, net	4,514	(55)	10,747	1,716

Total operating expenses	43,155	37,760	125,444	113,915

Income (loss) from operations	(3,061)	8,433	(5,619)	17,299
Other (income) expense
Interest	9,203	12,492	28,754	31,183
Change in fair value of interest rate swaps	22	65	(90)	(205)

Total other expense	9,225	12,557	28,664	30,978

Loss before income taxes	(12,286)	(4,124)	(34,283)	(13,679)
Income tax provision (benefit)	(716)	(1,650)	(7,221)	(5,679)

Net loss	$(11,570)	$(2,474)	$(27,062)	$(8,000)

The accompanying notes are an integral part of the consolidated financial statements.

BRODER BROS., CO. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 29, 2007 and September 30, 2006

	Nine Months Ended
	September 29, 2007	September 30, 2006
	(unaudited) (dollars in thousands)
Cash flows from operating activities
Net loss	$(27,062)	$(8,000)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	6,999	5,820
Amortization	8,771	13,076
Provision for losses on accounts receivable	1,519	737
Deferred income taxes	(6,620)	(5,600)
Stock-based compensation	352	150
Loss on disposal of fixed assets	122	130
Change in fair value of interest rate swaps	(90)	(205)
Asset impairment charges	—	107
Changes in operating accounts
Accounts receivable	(15,575)	(17,955)
Finished goods inventory	24,501	(21,342)
Prepaid and other current assets	4,919	2,254
Accounts payable	28,171	31,050
Accrued liabilities and other	8,176	10,537

Net cash provided by operating activities	34,183	10,759

Cash flows from investing activities
Acquisition of fixed assets	(6,390)	(5,198)
Acquisition of Amtex Imports Inc. (Note 3)	—	(6,511)

Net cash used in investing activities	(6,390)	(11,709)

Cash flows from financing activities
Borrowings on revolving credit agreement	329,900	338,700
Repayments on revolving credit agreement	(351,300)	(346,400)
Payment for treasury stock purchase	(114)	(2,037)
Proceeds from payment of employee note receivable	—	463
Payments of principal on capital lease obligations	(2,575)	(925)
Change in book overdraft	(1,368)	12,980

Net cash provided by (used in) financing activities	(25,457)	2,781

Net increase in cash	2,336	1,831
Cash at beginning of period	4,270	3,305

Cash at end of period	$6,606	$5,136

Supplemental disclosure of cash flow information
Assets acquired as a result of capital lease obligations	$5,198	$1,531

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

In September 2003, the Company acquired all of the outstanding capital stock of Alpha Shirt Holdings, Inc. (“Alpha”). In August 2004, the Company acquired all of the shares of beneficial interest of NES, a leading distributor of imprintable sportswear in New England. Immediately after consummation of those acquisitions, Alpha and its subsidiaries and NES and its subsidiary were merged with and into Broder Bros., Co., except for ASHI, Inc., which became a direct, wholly owned non-operating subsidiary of the Company until it also was subsequently merged with and into Broder Bros., Co. in fiscal year 2005. In addition, the Company acquired substantially all of the assets of Amtex Imports Inc. in September 2006. See Note 3 for more information.

The Company operates on a 52/53-week year basis with the year ending on the last Saturday of December. The three and nine months ended September 29, 2007 and September 30, 2006 each consisted of thirteen and thirty-nine weeks, respectively. Fiscal periods are identified according to the calendar period that they most accurately represent. For example, the quarterly period ended September 29, 2007 is referred to herein as “the three months ended September 30, 2007” and the balance sheet date of September 29, 2007 is referred to herein as “September 30, 2007.”

Basis of Presentation of Unaudited Interim Financial Information

The unaudited consolidated financial information herein has been prepared in accordance with generally accepted accounting principles and is in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006 of the Company, which are included in the Form 10-K filed with the SEC on April 2, 2007.

Accounting Changes

On December 31, 2006, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). Among other things, FIN 48 requires application of a “more likely than not” threshold to the recognition and de-recognition of tax positions. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. The December 31, 2006 transition reduced the Company’s retained earnings by $0.4 million, which included an adjustment to the liability for unrecognized tax benefits of $1.8 million that was reported in “other long-term liabilities” on the Company’s consolidated balance sheet. As of September 30, 2007, the adjustment to the liability for unrecognized tax benefits was $1.5 million. See Note 7 for additional information.

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

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out method. Inventory consists of finished goods held for sale and an accrual for inventory in-transit shipped Free On Board (“FOB”), when title transfers from the manufacturer to the Company. The Company’s reported inventory cost consists of the cost of product, net of vendor incentives related to unsold inventory, and certain costs incurred to bring inventory to its existing condition or location, including freight-in, purchasing, receiving, inspection and other material handling costs. Amounts due to the Company related to vendor incentives are recorded as reductions to vendor payables.

The Company maintains an allowance for potential losses on the disposal of its discontinued and slow-moving inventory. The allowance for excess and discontinued inventory balance was $8.6 million at both September 30, 2007 and December 31, 2006.

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

A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. No valuation allowance was recorded as of December 31, 2006 since the Company had sufficient deferred tax liabilities to shield its deferred tax assets and was not relying on projected, future taxable income to be able to realize its deferred tax assets. Due to the Company’s continued net operating losses and its net deferred tax asset position excluding naked credits, the Company recorded a valuation allowance of $1.0 million during the three months ended June 30, 2007. As of September 30, 2007, the valuation allowance was increased to $7.0 million due to the pretax loss for the quarter ended September 30, 2007. See Note 7 for more information.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of SFAS Nos. 133 and 140” (“SFAS No. 155”). SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. One of the primary objectives of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value accounting for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Company’s adoption of SFAS No. 155 did not have a material effect on its financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies that the term fair value is intended to mean a market-based measure, not an entity-specific measure and gives the highest priority to quoted prices in active markets in determining fair value. SFAS No. 157 requires disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value and (3) the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on its financial condition, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to measure at fair value, at specified election dates, many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. Subsequent changes in fair value will be required to be reported in earnings each reporting period. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its financial condition, results of operations and cash flows.

Reclassifications

Certain amounts reported in the prior year financial statements have been reclassified to conform with 2007 classifications.

2. Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Net loss	$(11,570)	$(2,474)	$(27,062)	$(8,000)
Amortization of SFAS 133 transition adjustment, net of taxes (a)	3	4	7	13

Comprehensive loss	$(11,567)	$(2,470)	$(27,055)	$(7,987)

(a)	Net of taxes of $2 and $3, respectively, for the three months ended September 30, 2007 and 2006 and net of taxes of $4 and $7, respectively, for the nine months ended September 30, 2007 and 2006, respectively.

3. Acquisition

In September 2006, the Company acquired substantially all of the assets of Amtex Imports Inc. (“Amtex”), a regional imprintable activewear distributor with a single location in Northlake, IL. The Amtex acquisition facilitated the Company’s entry into the Chicago market. Total consideration paid was approximately $7.1 million, consisting of $6.5 million in cash, the issuance of a $0.3 million promissory note payable to the former owner of Amtex and approximately $0.3 million in transaction costs. Pursuant to the terms of the asset purchase agreement, the parties are working to determine the Adjusted Cash Consideration (as defined in the asset purchase agreement). The determination of Adjusted Cash Consideration is expected during the fourth quarter of fiscal 2007. In accordance with SFAS No. 141, “Business Combinations,” the purchase price paid in the Amtex acquisition has been allocated to the assets acquired and liabilities assumed. In accordance with the terms of the asset purchase agreement, the purchase price allocation is expected to be finalized during the fourth quarter of fiscal 2007 following resolution of the claim and counterclaims referenced above.

The following table sets forth the allocation of the purchase price to assets acquired and liabilities assumed and the amortizable lives for each of the intangible assets:

(Dollars in thousands)
Accounts receivable	$3,348
Inventory	7,992
Other assets	13
Fixed assets	88
Customer relationships (3 years)	800
Trademarks/tradename (1 year)	200
Non-compete agreement (4 years)	210
Goodwill	1,432
Accounts payable and other liabilities	(7,029)

Purchase price	$7,054

Amtex’s results of operations have been included in the consolidated financial statements since the date of acquisition.

4. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following at the dates indicated below:

	September 30, 2007	December 31, 2006
	(dollars in thousands)
Revolving credit facility	$89,000	$110,400
Senior notes	225,000	225,000
Promissory note payable (to former owner of Amtex)	300	300
Unamortized debt premium	781	969
Capital lease obligations	10,251	7,628

	325,332	344,297
Less: current portion	4,047	3,008
Total long-term debt and capital lease obligations, excluding current portion	$321,285	$341,289

Principal payments on the revolving credit facility, senior notes and capital lease obligations for the next five years ending September 30 are as follows:

(dollars in thousands)
2008	$4,043
2009	3,324
2010	3,004
2011	314,176
2012	4
Thereafter	—

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

The Credit Agreement provides for a committed $225.0 million senior secured revolver facility (the “Revolver Facility”), which includes a $20.0 million seasonal stretch tranche (the “Seasonal Stretch”). The Credit Agreement provides for interest based upon a fixed spread over the lenders’ LIBOR lending rate and represents a more favorable rate than that of the Revolver Agreement. In addition, the Credit Agreement is secured by a first priority interest in substantially all of the assets of the Company. An unused line fee of 0.25% is charged on the Revolver Facility and 0.5% is charged on the Seasonal Stretch.

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

Total unused credit line fees under the Credit Agreement were approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2007, respectively. The effective interest rate at September 30, 2007 was 6.8% and the weighted average interest rate on borrowings under the Credit Agreement for the nine months ended September 30, 2007 was 6.7%. As of September 30, 2007, outstanding borrowings on the Credit Agreement were $89.0 million, which left $85.7 million of available borrowing capacity as determined by borrowing base availability. The effective interest rate at December 31, 2006 was 6.8%. As of December 31, 2006, outstanding borrowings on the revolving credit facility were $110.4 million, which left $68.3 million of available borrowing capacity as determined by borrowing base availability.

The Company incurred $0.8 million in debt issuance costs in connection with the Credit Agreement. These costs are being amortized to interest expense on a straight-line basis over the life of the Credit Agreement.

The Credit Agreement also contains a provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the Credit Agreement of $225.0 million. As of September 30, 2007 and December 31, 2006, the Company had approximately $9.9 million and $12.5 million, respectively, of outstanding letters of credit primarily related to commitments for the purchase of inventory.

On April 2, 2007, the Company provided notice to the administrative agent for the credit facility of the occurrence and cure of a default under Article VIII(g)(ii) of the Credit Agreement. A default existed under the indenture governing the Senior Notes and the Credit Agreement as a result of the failure by the Company to file its Annual Report on Form 10-K for the year ended December 30, 2006 with the Securities and Exchange Commission (“SEC”) within the time period specified in the SEC’s rules and regulations as required by Section 4.03 of the indenture, which was March 30, 2007. The Annual Report on Form 10-K for the year ended December 30, 2006 was filed with the SEC on April 2, 2007. As of September 30, 2007, the Company was in compliance with all covenants under the Credit Agreement.

Senior Notes

In September 2003, the Company completed a private offering of $175.0 million in aggregate principal amount of 11 1/4% senior notes due 2010. The proceeds of the private offering were used to finance the Alpha acquisition, repay existing indebtedness and to pay related fees and expenses. In November 2004, the Company completed a private offering of an additional $50.0 million aggregate principal amount of 11 1/4% senior notes due 2010. The proceeds of that private placement were used to repay borrowings under the Revolver Agreement. All senior notes were issued under the same indenture. The senior notes are guaranteed on a senior unsecured basis by all existing and future material domestic subsidiaries, and pay interest semi-annually in arrears on April 15 and October 15 of each year.

The indenture governing the senior notes and the Credit Agreement, among other things, (i) restrict the ability of the Company and its subsidiaries, including the guarantor of the senior notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (ii) prohibit certain restrictions on the ability of certain of the Company’s subsidiaries, including the guarantor of the senior notes, to pay dividends or make certain payments to the Company and (iii) place restrictions on the ability of the Company and its subsidiaries, including the guarantor of the senior notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. The indenture related to the senior notes and the Credit Agreement also contain various covenants which limit the Company’s discretion in the operation of its businesses. On April 2, 2007, the Company provided notice to the trustee for the indenture of the occurrence and cure of a default under Section 4.03 of the indenture. A default existed under the indenture governing the senior notes and the Credit Agreement as a result of the failure by the Company to file its Annual Report on Form 10-K for the year ended December 30, 2006 with the SEC within the time period specified in the SEC’s rules and regulations as required by Section 4.03 of the indenture, which was March 30, 2007. The Annual Report on Form 10-K for the year ended December 30, 2006 was filed with the SEC on April 2, 2007. As of September 29, 2007, the Company was in compliance with all covenants under the indenture.

ASHI, Inc. was acquired in connection with the September 2003 acquisition of Alpha Shirt Holdings, Inc. On March 28, 2005, ASHI, Inc. was merged with and into Broder Bros., Co. and ceased to be a guarantor of any of the Company’s debt.

Interest Rate Swaps

As a condition of its revolving credit facility that was retired in September 2003, the Company was required to enter into interest rate protection agreements (“swaps”). The Company does not use derivatives for speculative purposes. The Company had an outstanding interest rate swap agreement with a commercial bank that had a notional amount of $10.0 million at September 30, 2007 and December 31, 2006. The interest rate swap agreement matures in October 2008.

The Company is exposed to credit loss in the event of nonperformance by the counterparty. The Company does not anticipate nonperformance to be likely. The Company has elected to not apply hedge accounting for this swap agreement. The fair value of this interest rate swap approximated $(0.3) million and $(0.3) million at each of September 30, 2007 and December 31, 2006, respectively. The swaps are classified on the consolidated balance sheets based on the expected timing of the cash flows related to the swaps. Approximately $0.3 million was classified as other long-term liabilities at both September 30, 2007 and December 31, 2006.

Redeemable Securities

During 2004, Bain Capital sold shares of its common stock of the Company to certain executives at their fair market value. These shares may be put to the Company at their fair market value if the executive is terminated for any reason other than for cause, or if the executive resigns with good reason as defined in the applicable employment agreement. The Company repurchased shares during fiscal years 2005, 2006 and 2007 that were owned by former executives who left the Company voluntarily. These shares are recorded below liabilities and outside of permanent equity on the consolidated balance sheets at September 30, 2007 and December 31, 2006 in accordance with EITF Topic No. 98-D, “Classification and Measurement of Redeemable Securities.” An executive who held Company shares left the Company during 2007 and the Company purchased such executive’s shares, which resulted in increases to additional paid-in capital and treasury stock during fiscal 2007. See Note 5 for more information.

These shares have been recorded on the consolidated balance sheets at each of the following dates:

	Number of Shares	Common Stock at Par Value	Additional Paid-in Capital	Liquidation Preference
	(dollars in thousands)
September 30, 2007
Class B	78,348	$0.8	$16	$—
Class L, Series 3	7,600	0.1	135	297.9
Class L, Series 4	7,345	0.1	113	216.6
December 31, 2006
Class B	106,584	$1.1	$23	$—
Class L, Series 3	10,338	0.1	185	369.5
Class L, Series 4	9,992	0.1	156	264.1

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

Under the Advisory Services Agreement, for the first two full fiscal years following the Alpha acquisition and related equity investment by Bain Capital, Bain Capital could be paid a management fee for strategic, financial and other advisory services up to an annual maximum of $1.5 million at the discretion of the Company’s board of directors. The Advisory Services Agreement states that for each full fiscal year beginning in fiscal 2006, Bain Capital may be paid a fee up to an annual maximum of $3.0 million at the discretion of the Company’s board of directors. The Company paid Bain Capital a fee of $3.0 million for fiscal 2006. During the three months ended September 30, 2007, the Company reversed management fee expense of $0.9 million representing the management fee expense recorded in the first six months of fiscal 2007 because management does not expect the Company to earn $52.0 million in EBITDA, as defined in the amended and restated Advisory Services Agreement, during fiscal 2007. During the three and nine months ended September 30, 2006, the Company recorded management fee expense of $1.3 million and $2.6 million, respectively. The management fee expense accrual is included in accrued expenses in the consolidated balance sheet.

The Advisory Services Agreement also requires the Company to pay investment banking fees in the amount of one percent of certain prescribed transactions. Bain Capital was paid fees of approximately $0.4 million upon the completion of the NES acquisition in August 2004, $0.5 million upon completion of the private placement of $50.0 million of senior notes in November 2004, and approximately $0.1 million upon the completion of the Amtex acquisition in September 2006.

In March 2007, the Company entered into a separation agreement with its former chief financial officer. The agreement provided for, among other items, payments to the former executive in an aggregate amount of approximately $0.5 million, payable in a single lump sum, and the purchase by the Company of equity securities owned by the former executive for an aggregate purchase price of approximately $0.1 million. The payment to the former executive was made in consideration for a twenty-four month extension of a non-compete period, which resulted in a thirty-six month non-compete period, as well as a transition bonus payment for services rendered in connection with the former executive’s separation from the Company. The non-compete agreement is being amortized during the period beginning March 2007 and ending in February 2010 and is included in depreciation and amortization within “warehousing, selling and administrative” in the consolidated statement of operations data.

6. Commitments and Contingencies

Self-Insured Health Plan

The Company maintains a self-insured health plan for some of its employees. The Company has purchased stop loss insurance to supplement the health plan, which will reimburse the Company for individual claims in excess of $0.1 million annually or aggregate claims exceeding approximately $5.4 million. At September 30, 2007 and December 31, 2006, approximately $0.6 million and $0.4 million, respectively, was included in accrued liabilities for self-insured health plan costs.

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

Advisory Agreement

In connection with the acquisition of Alpha, the Company entered into a new Advisory Services Agreement with Bain Capital in September 2003. See Note 5 for more information.

7. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions. In general, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2002.

As disclosed in Note 1, the Company accounts for income taxes in accordance with the provision of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). In accordance with SFAS No. 109, a valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. No valuation allowance was recorded as of December 31, 2006 since the Company had sufficient deferred tax liabilities to shield its deferred tax assets and was not relying on projected, future taxable income to be able to realize its deferred tax assets. Due to the Company’s continued net operating losses and its net deferred tax asset position excluding naked credits, the Company recorded a valuation allowance of $1.0 million during the three months ended June 30, 2007. As of September 30, 2007, the valuation allowance was increased to $7.0 million due to the pretax loss for the quarter ended September 30, 2007. The valuation allowance for deferred tax assets at September 30, 2007 relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance established in 2007 was primarily attributable to the recording of deferred tax assets associated with federal and state tax loss carryforwards at full value which required a valuation allowance.

As disclosed in Note 1, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on December 31, 2006. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The provisions of FIN 48 apply to all material tax positions in all taxing jurisdictions for all open tax years. FIN 48 establishes a two-step process for evaluating tax positions. Step 1 – Recognition, requires the Company to determine whether a tax position, based solely on its technical merits, has a likelihood of more than 50 percent (“more likely than not”) that the tax position taken will be sustained upon examination. Step 2 – Measurement, which is only addressed if Step 1 has been satisfied, requires the Company to measure the tax benefit as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement.

Under FIN 48 the Company determined that certain income tax positions did not meet the more-likely-than-not recognition threshold and, therefore, required a 100% reserve. Accordingly, as of December 31, 2006, the Company recorded a non-cash cumulative transition charge of approximately $0.4 million, recorded as a reduction to beginning retained earnings. The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2006, the Company had accrued $0.1 million in interest and penalties. The total amount of unrecognized tax benefits as of December 31, 2006 was $1.8 million. As of September 30, 2007 this amount was reduced by approximately $0.3 million and recorded as an adjustment to goodwill, as the statute of limitations expired for several of the positions. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $0.1 million.

It is expected that the amount of unrecognized tax benefits will change during the next 12 months; however, the Company does not anticipate any adjustments which would result in a material impact on its results of operations or financial position.

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

Statement of Operations Information

	Three Months Ended September 30,
	2007				2006
	Broder	Alpha	NES	Consolidated	Broder	Alpha	NES	Consolidated
	(dollars in thousands)
Net sales	$101,977	$114,249	$30,191	$246,417	$98,913	$117,578	$32,702	$249,193
Cost of sales (1)	85,721	95,383	25,219	206,323	81,836	94,268	26,896	203,000

Gross profit	$16,256	$18,866	$4,972	$40,094	$17,077	$23,310	$5,806	$46,193

	Nine Months Ended September 30,
	2007				2006
	Broder	Alpha	NES	Consolidated	Broder	Alpha	NES	Consolidated
	(dollars in thousands)
Net sales	$280,785	$328,641	$86,968	$696,394	$277,013	$348,318	$93,021	$718,352
Cost of sales (1)	234,416	268,940	73,213	576,569	229,254	280,786	77,098	587,138

Gross profit	$46,369	$59,701	$13,755	$119,825	$47,759	$67,532	$15,923	$131,214

(1)	Cost of sales is exclusive of depreciation and amortization included in warehousing, selling and administrative expense.

Balance Sheet Information

	Broder	Alpha	NES	Consolidated
	(dollars in thousands)
As of September 30, 2007
Accounts receivable, net	$38,049	$46,994	$14,116	$99,159
Inventory	58,813	124,075	25,898	208,786
Fixed assets, net	14,796	10,962	2,929	28,687
Goodwill, intangible assets and deferred financing fees, net	20,448	174,848	3,651	198,947
Accounts payable	46,754	64,093	13,231	124,078

As of December 31, 2006
Accounts receivable, net	$30,643	$42,732	$11,728	$85,103
Inventory	83,272	123,401	26,614	233,287
Fixed assets, net	15,585	6,839	1,796	24,220
Goodwill, intangible assets and deferred financing fees, net	22,490	179,927	5,374	207,791
Accounts payable	19,972	68,808	8,495	97,275

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

During 2006, the Alpha division La Mirada, CA distribution center was consolidated into a new dual-branded Broder-Alpha facility in Fresno, CA. As a result, the Alpha division recorded approximately $2.1 million in distribution center closure costs for the fair value of the future lease obligations, net of a $0.5 million reduction for estimated sublease payments, and approximately $0.2 million in severance and benefits related charges. The future lease obligations are expected to be paid out over the remaining lease term, which ends in 2009. The Broder division Louisville, KY distribution center was consolidated into a new facility in Chicago, IL. The Broder division recorded approximately $0.2 million in distribution center closure costs for the fair value of the future lease obligations and approximately $0.1 million in severance and benefits related charges. The future lease obligations were paid out over the remaining lease term, which ended in May 2007.

During 2006, the Company also reduced the number of call centers it operates from seven to three. As a result, the Company recorded restructuring charges of approximately $0.9 million, consisting of approximately $0.4 million of cash severance and related benefit payments and $0.5 million in call center closure costs representing the fair value of the future lease obligations. The future lease obligations are expected to be paid over the remaining lease terms, which expire at various dates through March 2015.

During the first quarter of 2007, the Company recorded additional restructuring charges related to its distribution center consolidation initiative. The Company consolidated its distribution centers in its New York and North Carolina markets and further consolidated its Midwest market. The Broder division Plymouth, MI and St. Louis, MO distribution centers were consolidated into a new facility in Chicago, IL. Also during the first quarter of 2007, the Company consolidated the Amtex distribution center into the Company’s new Chicago, IL facility. The Broder division Albany, NY distribution center is consolidating into a tri-branded Broder-Alpha-NES facility in Middleboro, MA. The NES division Charlotte, NC distribution center is consolidating into a new tri-branded Broder-Alpha-NES facility in Atlanta, GA. As a result of the distribution center closures, the Company recorded approximately $7.2 million in restructuring charges, consisting of $6.5 million in distribution center closure costs for the fair value of lease obligations and $0.7 million in severance and related benefits. The future lease obligations are expected to be paid over the remaining lease terms, which end on dates beginning June 2008 and ending March 2015.

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

During the third quarter of 2007, the Company closed its distribution centers in Philadelphia, PA; Ft. Wayne, IN; and Dallas, TX. The Company recorded restructuring charges of $4.5 million consisting of approximately $4.4 million for the fair value of future lease obligations, net of expected sublease rentals, and $0.1 million in severance and related benefit obligations during the third quarter of 2007. The future lease obligations are expected to be paid over the remaining lease terms, which end on dates beginning June 2009 and ending January 2013.

Restructuring activity is summarized as follows:

	Balance at December 31, 2006	Restructuring Charge	Cash Payments	Balance at September 30, 2007
	(dollars in thousands)
Distribution center closure costs
Lease termination and other costs, net	$7,698	$9,223	$(2,039)	$14,882
Severance and related benefits	91	1,524	(1,373)	242
Call center closure costs
Lease Termination and other costs	438	—	(102)	336

	$8,227	$10,747	$(3,514)	$15,460

The total of $15.5 million in accrued restructuring costs is recorded as $3.7 million in current liabilities and $11.8 million in long-term liabilities at September 30, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a leading distributor of imprintable sportswear and accessories in the United States. Imprintable sportswear and accessories is an estimated $8 billion U.S. market in wholesale revenues and includes undecorated or “blank” T-shirts, sweatshirts, polo shirts, fleece, outerwear, caps, bags and other imprintable accessories that are decorated primarily for advertising and promotional purposes. We source product from more than 70 suppliers, including Gildan, Russell, Hanes, Anvil and Fruit of the Loom. Other exclusive or near-exclusive suppliers include retail brands such as Adidas Golf, Columbia Sportswear and Champion.

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

Results of Operations

The following table sets forth the amounts and the percentages of net sales that items in the consolidated statement of operations constituted for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Net sales	$246.4	100.0%	$249.2	100.0%	$696.4	100.0%	$718.3	100.0%
Cost of sales (exclusive of depreciation and amortization as shown below)	206.3	83.7	203.0	81.5	576.6	82.8	587.1	81.7

Gross profit	40.1	16.3	46.2	18.5	119.8	17.2	131.2	18.3
Warehousing, selling and administrative expenses	33.7	13.7	32.4	13.0	99.7	14.3	97.5	13.7
Depreciation and amortization	5.0	2.0	5.4	2.2	15.0	2.2	14.7	2.0
Restructuring and asset impairment charges, net	4.5	1.8	(0.1)	—	10.7	1.5	1.7	0.2

Income (loss) from operations	(3.1)	(1.3)	8.5	3.4	(5.6)	(0.8)	17.3	2.4
Interest expense, net	9.2	3.7	12.6	5.1	28.7	4.1	31.0	4.3
Income tax provision (benefit)	(0.7)	(0.3)	(1.6)	(0.7)	(7.2)	(1.0)	(5.7)	(0.8)

Net loss	$(11.6)	(4.7)%	$(2.5)	(1.0)%	$(27.1)	(3.9)%	$(8.0)	(1.1)%

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

Net Sales. Net sales decreased by approximately $2.8 million, or 1.1%, from $249.2 million for the three months ended September 30, 2006 to $246.4 million for the three months ended September 30, 2007. This decrease resulted from the combination of a decrease in average selling prices and product mix (estimated impact of $12.4 million) partly offset by an increase in unit volume (estimated impact of $9.6 million). Trade brand revenue increased on higher units sold partially offset by lower average selling prices. We continued to sell fewer low margin white t-shirts. Private label brand revenue declined due to fewer units sold during the three months ended September 30, 2007 compared to the same period in 2006. Insufficient private label inventory levels in key styles during the second and third quarters of 2006 contributed to volume declines during the third quarter of 2007 relative to the prior period due to a greater than anticipated loss of placement of some important products in customer programs.

Certain of our key trade brand suppliers experienced production constraints during the third quarter of fiscal 2007 due to new systems implementations. These issues did not result in a significant adverse impact to our trade brand unit volumes during the third quarter, but our fourth quarter revenues may be impacted by these supply chain constraints which are expected to continue into the first quarter of fiscal 2008. During the fourth quarter of 2007, we expect our trade brand revenues to approximate 2006 trade brand revenues as we implement various new marketing initiatives and as we work toward completing our distribution center consolidation plan which is expected to improve inventory service levels. We expect our private label brand revenues to be lower than 2006 levels due to the greater than anticipated loss of placement of some important products in customer programs.

Gross Profit. Gross profit decreased by $6.1 million, or 13.2%, from $46.2 million for the three months ended September 30, 2006 to $40.1 million for the three months ended September 30, 2007. The decrease in gross profit was attributable to lower average selling prices in trade brand products and lower unit volumes in private label brands. Gross profit from trade brand products declined due to higher unit volumes sold at lower gross margins. We continued to sell fewer low margin white t-shirts. Gross profit from private label brand products was flat to the prior year due to lower unit volumes sold at higher gross margins. Gross margin was 16.3% and 18.5% for the three months ended September 30, 2007 and 2006, respectively.

Warehousing, Selling and Administrative Expenses (Including Depreciation and Amortization). Warehousing, selling and administrative expenses, including depreciation and amortization, increased $0.9 million, or 2.4%, from $37.8 million for the three months ended September 30, 2006 to $38.7 million for the three months ended September 30, 2007. The increase was primarily the result of: (i) approximately $1.5 million in higher marketing costs resulting from various marketing initiatives to stimulate unit volumes; (ii) approximately $1.0 million in incremental travel and training costs and duplicative rent expense attributable to the opening of multi-branded distribution centers; (iii) approximately $0.8 million in higher health benefits expense resulting from a higher number of high dollar self-insured medical claims; (iv) approximately $0.8 million in higher variable distribution center costs resulting from more lines picked in our distribution centers despite fewer units sold; and (v) approximately $0.6 million in higher bad debt expense due to a reduction of bad debt expense recorded during the three months ended September 30, 2006; partially offset by (vi) lower management fee expense of $2.2 million since we do not expect to achieve the $52.0 million threshold for EBITDA (as defined in the Advisory Services Agreement) in order for a management fee to be paid in fiscal 2007; (vii) approximately $0.4 million in lower depreciation and amortization resulting from less amortization expense due to definite-lived intangible assets which became fully amortized during fiscal 2007; (viii) $0.4 million decrease in consulting costs attributable to an inventory and supply chain improvement initiative during 2006; (ix) decreased amortization of prepaid catalog costs of $0.4 million due to the incremental amortization that was recorded during 2006 related to our accelerated mailing date of October 2006 for our 2007 catalogs; and (x) a $0.2 million reduction in bonus expense resulting from less than expected profitability during fiscal 2007. During the remainder of 2007, we expect to record additional incremental travel and training costs and duplicative rent expenses attributable to the opening of multi-branded distribution centers. The distribution center consolidation initiative is expected to be completed during the fourth quarter of 2007.

Restructuring and Asset Impairment Charges, Net. As more fully described in Note 9 to the Consolidated Financial Statements included in this Form 10-Q, we recorded restructuring charges of $4.2 million and $(0.1) million during the three months ended September 30, 2007 and 2006, respectively. The restructuring charges recorded during the three months ended September 30, 2007 consisted of $4.4 million in lease termination costs and $0.1 million in severance and related benefits charges resulting from our distribution center consolidation initiative. During the third quarter of 2007 we consolidated our distribution facilities in the Midwest, Southwest and Northeast by closing our Ft.Wayne, IN; Dallas, TX; and Philadelphia, PA distribution centers. The reduction in restructuring charges recorded during the third quarter 2006 resulted from the $0.1 million reversal of severance and benefit costs related to the NES corporate staff reductions that had been previously recorded. We expect to record additional restructuring charges during the fourth quarter of 2007 as we continue to execute our distribution center consolidation initiative, which, as noted above, is expected to be completed during the fourth quarter of 2007. We expect to record additional restructuring charges of approximately $2.6 million during the fourth quarter. We do not expect to achieve significant operating expense reductions resulting from the distribution center consolidation initiative. Cost savings resulting from operating fewer distribution centers are effectively offset by incremental operating costs of larger distribution centers. We are consolidating facilities to improve inventory availability which is expected to improve performance and drive growth.

Loss from Operations. As a result of the factors described above, income from operations decreased by approximately $11.6 million, from income of $8.5 million for the three months ended September 30, 2006 to a loss of $3.1 million for the three months ended September 30, 2007.

Interest Expense. Interest expense, net was $9.2 million and $12.6 million for the three months ended September 30, 2007 and September 30, 2006, respectively. We expect debt levels to approximate 2006 levels for the remainder of fiscal 2007.

Income Taxes. The income tax benefit was approximately $0.7 million for the three months ended September 30, 2007 compared with an income tax benefit of $1.6 million for the three months ended September 30, 2006. The difference between the U.S. federal statutory rate and the effective benefit rate relates primarily to the valuation allowance recorded during the quarter. Due to our continued net operating losses and our net deferred tax asset position excluding naked credits, we recorded a $6.0 million increase to our valuation allowance during the three months ended September 30, 2007. The valuation allowance for deferred tax assets at September 30, 2007 relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance established in 2007 was primarily attributable to the recording of deferred tax assets associated with federal and state tax loss carryforwards at full value which required a valuation allowance.

Net Loss. As a result of the factors described above, net loss increased by $9.1 million from a net loss of $(2.5) million for the three months ended September 30, 2006 to a net loss of $(11.6) million for the three months ended September 30, 2007.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Net Sales. Net sales decreased by approximately $21.9 million, or 3.0%, from $718.3 million for the nine months ended September 30, 2006 to $696.4 million for the nine months ended September 30, 2007. This decrease resulted from the combination of a decrease in average selling prices and product mix (estimated impact $19.9 million) and a decrease in unit volume (estimated impact of $2.0 million). Trade brand revenues declined on lower volume and higher margin products as we continued to sell fewer low margin white T-shirts. Lower pricing in key styles did not increase volumes and revenues. Insufficient private label inventory levels in key styles during the second and third quarters of 2006 contributed to volume declines during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due to a greater than anticipated loss of placement of some important products in customer programs.

Gross Profit. Gross profit decreased by $11.4 million, or 8.7%, from $131.2 million for the nine months ended September 30, 2006 to $119.8 million for the nine months ended September 30, 2007. The decrease in gross profit was attributable to lower selling prices in trade brand products and lower unit volumes in private label brands. Gross profit from trade brand products declined due to higher unit volumes sold at lower gross margins. We continued to sell fewer low margin white t-shirts during fiscal 2007. Gross profit from private label brand products was declined compared to the prior year due to lower unit volumes sold at higher gross margins. Gross margin was 17.2% and 18.3% for the nine months ended September 30, 2007 and 2006, respectively.

Warehousing, Selling and Administrative Expenses (Including Depreciation and Amortization). Warehousing, selling and administrative expenses, including depreciation and amortization, increased $2.5 million, or 2.2%, from $112.2 million for the nine months ended September 30, 2006 to $114.7 million for the nine months ended September 30, 2007. The increase was primarily the result of: (i) approximately $3.4 million in incremental travel and training costs and duplicative rent expense attributable to the opening of multi-branded distribution centers; (ii) approximately $1.6 million in higher health benefits expense resulting from a higher number of high dollar self-insured medical claims; (iii) approximately $1.3 million in higher marketing costs resulting from various marketing initiatives to stimulate unit volumes; (iv) approximately $0.8 million in higher bad debt expense due to a reduction of bad debt expense recorded during the nine months ended September 30, 2006; (v) approximately $0.7 million in higher variable distribution center costs resulting from higher lines picked despite fewer units ordered; (vi) approximately $0.6 million in higher legal, accounting and recruiting professional fees; (vii) approximately $0.3 million in higher depreciation and amortization resulting from higher depreciation due to fixed asset additions in our new multi-branded distribution centers, slightly offset by less amortization expense due to definite-lived intangible assets which became fully amortized during fiscal 2007; (viii) approximately $0.3 million in higher workers’ compensation and benefits costs; partially offset by (ix) lower management fee expense of $2.5 million since we do not expect to achieve the $52.0 million threshold in order for a management fee to be paid in fiscal 2007; (x) a $2.2 million decrease in consulting costs attributable to an inventory and supply chain improvement initiative during 2006; (xi) decreased amortization of prepaid catalog costs of $1.1 million due to the incremental amortization that was recorded during 2006 related to our accelerated mailing date of October 2006 for our 2007 catalogs; and (xii) a $1.0 million reduction in bonus expense resulting from less than expected profitability during fiscal 2007.

Restructuring and Asset Impairment Charges. As more fully described in Note 9 to the Consolidated Financial Statements included in this Form 10-Q, we recorded restructuring charges of $10.7 million and $1.7 million during the nine months ended September 30, 2007 and 2006, respectively. The restructuring charges recorded during the nine months ended September 30, 2007 consisted of $10.7 million in lease termination and other costs plus $1.5 million in severance and related benefits charges resulting from our distribution center consolidation initiative, offset by a $(1.5) million reversal of restructuring charges previously recorded due to executing a sublease for our La Mirada, CA distribution center. During the first quarter of 2007, we consolidated our distribution facilities in the Northeast, Southeast and Midwest markets by closing distribution centers in New York, North Carolina, Michigan, Missouri, Indiana, Texas and Pennsylvania. During the nine months ended September 30, 2006, we recorded restructuring charges consisting of $0.5 million in call center closure costs and $0.4 million of cash severance and related benefit payments due to the consolidation of call centers we operated from seven to three; a $0.8 million restructuring charge related to the consolidation of our Broder Houston facility into an existing Alpha Houston facility, which now operates as a dual-branded Alpha-Broder facility; and $0.1 million of severance and related benefit charges for our LaMirada and Louisville distribution centers. We also recorded a $0.1 million reversal of severance and benefit costs related to the NES corporate staff reductions that were previously recorded.

Income (Loss) from Operations. As a result of the factors described above, income from operations decreased by approximately $22.9 million, from income from operations of $17.3 million for the nine months ended September 30, 2006 to a loss of $(5.6) million for the nine months ended September 30, 2007.

Interest Expense. Interest expense, net decreased by $2.3 million from $31.0 million for the nine months ended September 30, 2006 to $28.7 million for the nine months ended September 30, 2007. The net decrease was due to lower interest rates on the revolver balance partly offset by higher average outstanding balances on variable rate debt and a $0.1 million net negative effect of changes in the fair value of interest rate swaps ($0.1 million and approximately $0.2 million net positive effect of a favorable change for the nine months ended September 30, 2007 and 2006, respectively).

Income Taxes. The income tax benefit was approximately $7.2 million and $5.7 million for the nine months ended September 30, 2007 and 2006, respectively. The difference between the U.S. federal statutory rate and the effective benefit rate relates primarily to the valuation allowance recorded in the current year. Due to our continued net operating losses and our net deferred tax asset position excluding naked credits, we recorded a valuation allowance of $1.0 million during the three months ended June 30, 2007. As of September 30, 2007, the valuation allowance was increased to $7.0 million due to the pretax loss for the quarter ended September 30, 2007. The valuation allowance for deferred tax assets at September 30, 2007 relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance established in 2007 was primarily attributable to the recording of deferred tax assets associated with federal and state tax loss carryforwards at full value which required a valuation allowance.

Net Loss. As a result of the factors described above, net loss increased by $19.1 million, from a net loss of $(8.0) million for the nine months ended September 30, 2006 to a net loss of $(27.1) million for the nine months ended September 30, 2007.

Liquidity and Capital Resources

Cash Flows

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Net cash provided by operating activities was $34.2 million and $10.8 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in cash flows from operating activities was due principally to a reduction in the inventory balance of $24.5 million in the nine months ended September 30, 2007 compared with an increase of $21.3 million in the same period in the prior year. This increase was partly offset by an increase in the net loss to $(26.8) million for the nine months ended September 30, 2007 compared with $(8.0) million in nine months ended September 30, 2006 and other changes in working capital.

Net cash used in investing activities was $6.4 million and $11.7 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease is primarily due to the $6.5 million acquisition of Amtex Imports Inc., which occurred in September 2006.

Net cash used in financing activities was approximately $25.5 million for the nine months ended September 30, 2007 compared with net cash provided by financing activities of $2.8 million for the nine months ended September 30, 2006. The change in financing cash flows is primarily attributable to the change in net repayments on our revolving credit facility during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 and a decrease in our book overdraft position during the nine months ended September 30, 2007 compared to the increase in the same period of the prior year. Borrowings against the revolving credit facility support our inventory purchases.

Liquidity Position

In August 2006, we entered into an amended and restated credit agreement (“Credit Agreement”) which provides for aggregate revolver borrowings of up to $225.0 million (subject to borrowing base availability), including provision for up to $25.0 million of letters of credit. As of September 30, 2007, outstanding borrowings on the Credit Agreement were $89.0 million, and outstanding letters of credit were $9.9 million, which left $85.7 million of available borrowing capacity as determined by borrowing base availability.

The Credit Agreement is secured by first priority pledges of all the equity interests owned by us in our domestic subsidiaries and 65% of all equity interests in any future foreign subsidiaries. The Credit Agreement is also secured by first priority security interests in, and mortgages on, substantially all tangible and intangible assets and each of our direct and indirect domestic subsidiaries and 65% of the equity interests of any future foreign subsidiaries. Availability under the Credit Agreement is based on a borrowing base calculated using advance rates applied to eligible accounts receivable and eligible inventory. The Credit Agreement matures in August 2011.

The Credit Agreement contains both affirmative and negative covenants which, among other things, may require us to meet a minimum consolidated fixed charge coverage ratio, as defined in the Credit Agreement, and places limits upon capital expenditures, disposals of assets, mergers and acquisitions, further indebtedness, transactions with affiliates and other customary restrictions. The occurrence of certain of these events may accelerate required repayment. On April 2, 2007, we provided notice to the administrative agent for the Credit Agreement of the occurrence and cure of a default under Article VIII(g)(ii) of the Credit Agreement. A default existed under the indenture governing the Senior Notes and the Credit Agreement as a result of the failure by us to file our Annual Report on Form 10-K for the year ended December 30, 2006 with the Securities and Exchange Commission (“SEC”) within the time period specified in the SEC’s rules and regulations as required by Section 4.03 of the indenture, which was March 30, 2007. The Annual Report on Form 10-K for the year ended December 30, 2006 was filed with the SEC on April 2, 2007. As of September 30, 2007, we were in compliance with all covenants under the Credit Agreement.

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

The indenture governing the senior notes, among other things, (1) restricts the ability of us and our subsidiaries, including the guarantor of the senior notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (2) prohibits certain restrictions on the ability of certain of our subsidiaries, including the guarantor of the senior notes, to pay dividends or make certain payments to us and (3) places restrictions on the ability of us and our subsidiaries, including the guarantor of the senior notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to the senior notes also contains various covenants which limit our discretion in the operation of our businesses. On April 2, 2007, we provided notice to the trustee for the indenture of the occurrence and cure of a default under Section 4.03 of the indenture. A default existed under the indenture governing the senior notes and the Credit Agreement as a result of the failure by us to file our Annual Report on Form 10-K for the year ended December 30, 2006 with the SEC within the time period specified in the SEC’s rules and regulations as required by Section 4.03 of the indenture, which was March 30, 2007. The Annual Report on Form 10-K for the year ended December 30, 2006 was filed with the SEC on April 2, 2007. As of September 30, 2007, we were in compliance with all covenants under the indenture.

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

We expect our distribution center consolidation initiative to lead to lower inventory levels as we progress through fiscal 2007 and fiscal 2008. We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations during the seasonal low period, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures and other needs of the business for at least the next twelve months. However, no assurance can be given that this will be the case, and we may require additional debt or equity financing to meet our working capital requirements.

As a part of our business strategy, we may consider acquisitions of distributors with high local market share in regions that are not well served by our existing facilities. We have historically engaged in discussions with several potential acquisition candidates. Most of these discussions were preliminary in nature, with limited due diligence conducted. We cannot guarantee that any acquisitions will be consummated. If we do consummate any acquisition, it could be material to our business and require us to incur additional debt under our revolving credit facility or otherwise. There can be no assurance that additional financing will be available when required or, if available, that it will be on terms satisfactory to us.

Off Balance Sheet Arrangements

Our revolving credit facility contains provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the revolving credit agreement of $225.0 million. As of September 30, 2007, we had approximately $9.9 million of outstanding letters of credit primarily related to commitments for the purchase of inventory.

We purchase product in the normal course through the use of short term purchase orders representing quantities for normal business needs at current market prices. In addition, we are party to two supply agreements whereby we have committed to purchase a minimum of: (i) $2.5 million of product per year in 2007 and 2008; and (ii) a total of $15.0 million at a minimum of $5.0 million of product per year through 2007. These supply agreements are more fully described in “Contractual Cash Obligations.”

Contractual Cash Obligations

The following table presents the aggregate amount of future cash outflows under our contractual cash obligations and commercial commitments as of September 30, 2007:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(dollars in millions)
Revolving credit facility	$89.0	$—	$—	$89.0	$—
Senior notes(1)	225.0	—	—	225.0	—
Operating lease obligations	122.0	18.3	33.0	29.8	40.9
Capital lease obligations	11.0	4.2	6.6	0.2	—
Supply agreements(2)	4.4	3.8	0.6	—	—
Expected interest payments(3)	77.8	26.1	50.7	1.0	—
Other(4)	0.3	0.3	—	—	—

Total contractual cash obligations	$529.5	$52.7	$90.9	$345.0	$40.9

(1)	Amounts shown do not include $0.8 million of unamortized premium that will be amortized over the term of the senior notes.
(2)

We are party to two separate supply agreements. In one supply agreement we are committed to purchase a minimum of $2.5 million of product per year in 2007 and 2008. Any shortfall in committed purchases for a given year may be carried forward or backward one year, subject to certain limits. If, after the carry forward or backward, as the case may be, actual purchases still fall short of committed levels, a penalty of 7.5% of the shortfall will be incurred. In the other supply agreement we have committed to purchase a total of $15.0 million at a minimum of $5.0 million of product per year through 2007. We do not believe these purchase commitments exceed our future consumption requirements.

(3)

Represents expected interest payments for the life of our senior notes and interest related to our interest rate swap agreement. The amounts included in this table exclude any interest payments which may be made related to our revolving credit facility. If the September 30, 2007 weighted average interest rate of 6.7% and balance outstanding of $89.0 million were to remain constant throughout the remainder of the revolving credit facility, our total future interest payments under the facility would be approximately $23.4 million. The expected payments on our senior notes were calculated using the principal amount of the notes outstanding of $225.0 million, the stated interest rate of 11.25% and the semi-annual payment dates of April 15 and October 15 of each year. Expected interest payments on our interest rate swap agreement were calculated using a notional amount of $10 million and an interest rate of 8%. The swap agreement matures in October 2008.

(4)	Represents note payable to former owner of Amtex.

In addition, due to the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) on December 31, 2006, we have recorded a $1.0 million liability as of September 30, 2007 that may be payable in the future, although timing of payment cannot be reasonably estimated. For more information, see Note 7 to the consolidated financial statements.

Inflation

Prices of imprintable sportswear and accessories have in recent periods generally experienced deflation as suppliers have moved manufacturing to lower cost offshore locations. Price deflation has not historically had a material effect on our operating results during the periods presented, since falling input costs for individual products have generally been passed on to customers on a constant gross profit per unit basis. However, there can be no assurance that this trend will continue in the future. In October 2007, however, our suppliers increased their prices to us due to rising costs of cotton. We increased our selling prices to our customers and expect to achieve similar gross margins as we have earned historically.

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

Inventories. We maintain an allowance for potential losses on the disposal of our discontinued and slow moving inventory. Estimates for the allowance are based on past and estimated future sales of the product, historical realization of similar discontinued product, and potential return of slow moving and discontinued product back to the mill. Cost of sales includes (i) the cost of product, (ii) inbound and outbound freight costs, (iii) the costs of purchasing, receiving, inspecting and handling and (iv) adjustments for various incentive programs offered to us by our vendors.

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

Goodwill and Intangible Assets. Goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. We perform impairment evaluations for goodwill and indefinite-lived assets at least annually in the fourth quarter, or upon a triggering event, using discounted expected future cash flows. In addition, we have recorded other indefinite-lived intangible assets (the trade names “Alpha,” “Alpha Shirt Company”), as well as certain finite-lived intangible assets (primarily the trade names “NES Clothing” and “Harvard Square,” and customer relationship intangibles). These finite-lived intangible assets are being amortized on a straight-line basis over their average useful lives ranging from 1 to 8 years. Should our revenues and gross profit be significantly less than those achieved during 2006, we may determine that a triggering event has occurred, which would require us to perform an evaluation for goodwill and other intangible assets. As of September 30, 2007, we had goodwill of approximately $138.5 million and indefinite-lived intangible assets of $35.6 million. If we determine our goodwill or intangibles to be impaired, the resulting non-cash charge could be substantial.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of SFAS Nos. 133 and 140” (“SFAS No. 155”). SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. One of the primary objectives of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value accounting for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The adoption of SFAS No. 155 did not have a material effect on our financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies that the term fair value is intended to mean a market-based measure, not an entity-specific measure and gives the highest priority to quoted prices in active markets in determining fair value. SFAS No. 157 requires disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157 on our financial condition, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to measure at fair value, at specified election dates, many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. Subsequent changes in fair value will be required to be reported in earnings each reporting period. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our financial condition, results of operations and cash flows.

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

We continue our efforts to implement process enhancements, document the system of internal controls over key processes, assess their design, remediate any deficiencies identified and test their functionality. We began documenting and/or implementing the additional processes and procedures necessary for Sarbanes-Oxley Section 404 compliance during 2006, and such work is scheduled for completion in the fourth quarter of 2007. Testing of annual reporting controls and the issuance of management’s internal assessment report is expected to be completed in the first quarter of 2008.

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

As of September 30, 2007, we had $89.0 million of debt outstanding under our revolving credit facility. Our revolving credit facility is subject to variable interest rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the September 30, 2007 level of borrowings, and further considering the interest rate protection agreements currently in place (see following paragraph), we estimate that a one percentage point increase in interest on our variable rate debt agreements would have increased interest expense for the three and nine months ended September 30, 2007 by approximately $0.2 million and $0.6 million, respectively.

We have entered into an interest rate protection agreement whereby we have contracted to pay a fixed interest rate in exchange for receipt of a variable rate. The $10.0 million notional principal amount under the interest rate protection agreement terminates in October 2008. We have elected not to apply hedge accounting for the currently outstanding interest rate protection agreement. Accordingly, we record our interest rate swaps at fair value on the balance sheet and record gains and losses on this contract as well as the periodic settlements of this contract through our statement of operations. We recorded other expense of less than $0.1 million and $0.1 million for the three months ended September 30, 2007 and 2006, respectively, and other income of $0.1 million and $0.2 million during the nine months ended September 30, 2007 and 2006, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the third quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

November 13, 2007	BRODER BROS., CO.

	By:	/s/ THOMAS MYERS
Thomas Myers
Chief Executive Officer and Director (Principal Executive Officer)

November 13, 2007
	By:	/s/ MARTIN J. MATTHEWS
Martin J. Matthews
Chief Financial Officer (Principal Financial and Accounting Officer)