Form 10-K
period 2007-12-29
BRODER BROS CO
filed 2008-03-28
CIK 1266700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

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

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:    Yes  ☐    No  ☒

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

As of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the registrant’s equity securities.

As of March 23, 2008, there were 963,637 shares of Class L, Series 1 common stock outstanding; 931,635 shares of Class L, Series 2 common stock outstanding; 2,784,735 shares of Class L, Series 3 common stock outstanding; 2,691,912 shares of Class L, Series 4 common stock outstanding; 9,695,252 shares of Class A common stock outstanding; and 28,709,993 shares of Class B common stock outstanding.

Broder Bros., Co.

Form 10-K

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

In September 2003, the Company acquired all of the outstanding capital stock of Alpha Shirt Holdings, Inc., pursuant to a stock purchase agreement entered into in July 2003. The Company acquired all of the outstanding capital stock of NES Clothing Company in August 2004. In September 2006, the Company also acquired virtually all the of the assets of Amtex Imports, Inc. As used herein and except as the context otherwise may require, the “Company,” “we,” “us,” “our,” or “Broder” means, collectively, Broder Bros., Co. and all of its consolidated subsidiaries. For periods after the acquisition of Alpha Shirt Holdings, Inc. (see Note 4), “Alpha” refers to the former business operated by Alpha Shirt Holdings, Inc. and now operates as a division of Broder Bros., Co. and for periods after the acquisition of NES Clothing Company (see Note 4), “NES” refers to the former business operated by NES Clothing Company and now operates as a division of Broder Bros., Co.

i

As used in this Form 10-K, unless the context indicates otherwise: (i) the “Company,” “we,” “us” and “our” refers collectively to Broder Bros., Co. (ii) “Alpha” refers to the Company’s Alpha Shirt Company division for periods after its acquisition by the Company; (iii) “Broder division” refers to the Company’s Broder division; and (iv) “NES” refers to the Company’s NES Clothing Company division for periods after its acquisition by the Company. In addition to historical facts, this annual report contains forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed in this annual report under the headings “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Item 1A. Risk Factors.” We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this annual report and in the other documents that we file with the Securities and Exchange Commission (“SEC”). You can read these documents at www.sec.gov.

PART I

ITEM 1.	BUSINESS

The Company

We are a leading distributor of imprintable sportswear and accessories in the United States. We operate under three well-recognized brands: “Broder,” “Alpha” and “NES.” By maintaining three distinct catalogs, websites, sales forces and call centers, we are able to preserve the strong brand name recognition and customer goodwill that has been generated from over 175 combined years of independent operations. Meanwhile, our integrated back office operations provide significant economies of scale. We operate within the U.S. imprintable sportswear and accessories market, which is estimated to be an annual $8 billion market at wholesale revenues. Imprintable sportswear and accessories include undecorated or “blank” T-shirts, sweatshirts, polo shirts, outerwear, caps, bags and other imprintable accessories that are decorated for a wide variety of purposes including, but not limited to, advertising and promotion of companies, uniforms, retail, educational institutions, resorts and sport teams. Unit volume within the market is approximately 2.5 billion units and has grown significantly over the last ten years, increasing at a compound annual growth rate of approximately 6% from 1996 to 2006. We provide our decorator customers with value-added merchandising, marketing and promotional support that helps our customers grow their businesses. Our decorator customers in turn sell our products to a wide variety of end-consumers, including corporations, retail stores, educational institutions, resorts and sports teams.

We operate the largest distribution network in the industry, which consists of eight distribution facilities located throughout the United States. In addition, we operate ten “Express” facilities offering pickup room service to customers in the following markets: Los Angeles, CA; Louisville, KY; Detroit, MI; Chicago, IL; St. Louis, MO; Indianapolis, IN; Philadelphia, PA; Charlotte, NC; St. Petersburg, FL; and Stafford, TX. We purchase product from more than 70 suppliers. Our five largest suppliers of basic trade products are Gildan, Russell, Hanes, Fruit of the Loom and Anvil. We buy higher-end, retail products from such brands as Adidas Golf, Champion and Columbia Sportswear on an exclusive or near-exclusive basis. We added Alternative Apparel as an exclusives brands to our 2008 assortment. We consider the term “near-exclusive” to represent those arrangements where, although not contractually entitled to exclusivity, we believe we are the only distributor to offer these products to the imprintable sportswear industry in an annual catalog. In addition to purchasing from these suppliers, we develop and source products from over 13 countries to support our private label brands, which include the Devon & Jones, Chestnut Hill, Authentic Pigment, Harriton, HYP, Desert Wash, Great Republic and Harvard Square brands. For fiscal year 2007, we had net sales of $929.1 million, and, after a non-cash goodwill impairment charge of $87.3 million (described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Goodwill Impairment Charge”), a loss from operations of $91.5 million and a net loss of $124.0 million.

We sell our products to over 80,000 customers, primarily advertising specialty companies, screen printers, embroiderers and specialty retailers who decorate our blank product with corporate logos, brands and other images. Our decorator customers then sell imprinted sportswear and accessories to a highly diversified range of end-consumers, including, but not limited to, Fortune 1000 companies, sporting venues, concert promoters, athletic leagues, educational institutions and travel resorts. In addition, some of our products are sold to end-consumers without decoration. We believe corporations are increasingly recognizing imprintable sportswear and accessories as highly differentiated, cost-effective advertising and promotional tools that help them grow their respective businesses and brand images.

We believe that the highly fragmented nature of our customer base enables us to serve a critical function within our industry. We believe none of our suppliers offers a complete line of imprintable sportswear and accessories, and the majority lack the distribution scale, infrastructure and expertise to sell and service a highly fragmented potential customer base. The customer base is estimated at over 100,000 regional and local decorators, who typically place small orders which average approximately $232 consisting of mixed product categories and expect receipt of shipment within one or two days. In addition, approximately 9% of our sales come from pick-up orders at one of our distribution facilities or Express locations. Because of our scale, we are able to purchase truckload quantities directly from suppliers, obtain favorable pricing, efficiently manage our inventory when buying products, maintain a national sales force and produce high quality catalogs and websites to market effectively to our customers.

Our customers choose distributors based on several purchasing criteria, including price, depth of inventory and service. Service has several dimensions, including breadth of product selection, access to leading brands, speed of delivery, marketing resources and customer service, and catalog and website quality. We believe we provide our customers with compelling value across all of these purchasing criteria. We believe this strategy continues to make us a destination point for our customers to buy trade brand products at competitive prices. At year end, we had $191.8 million of finished goods inventory. We offer a broad selection of over 50,000 SKUs and over 40 brands. We are the exclusive or near-exclusive distributor in our market for several industry-leading retail brands such as Adidas Golf, Champion and Columbia Sportswear. In addition, we offer a line of private label brands such as Devon & Jones, Chestnut Hill, Authentic Pigment, Harriton, HYP, Desert Wash, Great Republic and Harvard Square, which we believe are complementary to our trade brands. In addition, we believe this strategy affords us higher gross margins and enables us to expand our product assortment to better service our existing channels not adequately serviced by trade brands and also reach new channels, such as specialty retail.

We have the ability to ship via ground parcel service to over 80% of the continental U.S. population within one business day and to over 98% of the continental U.S. population within two business days. Our Broder, Alpha and NES catalog circulation is extensive, totaling approximately 5.5 million comprehensive catalogs distributed in 2007. Our customers use our catalogs as their primary selling tool with end-consumers. As a leading distributor in the industry, we receive favorable terms from our suppliers and can, in turn, pass on these cost savings to our customers. We believe these advantages allow us to effectively compete against our competitors, the vast majority of which are small, regional and local distributors who lack our scale and resources.

We operate on a 52- or 53-week year basis with the fiscal year ending on the last Saturday of December. For convenience, in certain circumstances, the financial information included in this Annual report on Form 10-K has been presented as ending on the last day of the nearest calendar month. Fiscal years 2007 and 2006 each consisted of 52 selling weeks and fiscal 2005 consisted of 53 selling weeks.

ASHI, Inc. was acquired in connection with the September 2003 acquisition of Alpha Shirt Holdings, Inc., and was merged with and into Broder Bros., Co. on March 28, 2005. The financial statements included in this report on Form 10-K which include periods through March 28, 2005 include the consolidated results of ASHI, Inc. through the period of its dissolution on March 28, 2005. For convenience, references to “Broder Bros., Co. and Subsidiary” have been omitted and referred to as Broder Bros., Co.

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

Broder grew region by region. From 1991 to 1999, Broder opened five branches: Orlando, FL in 1991; Dallas, TX in 1993; Albany, NY in 1995; Fresno, CA in 1997; and Wadesboro, NC, adjacent to the central distribution center, in 1999. In addition, Broder added 32,000 square feet to its Plymouth, MI branch in 1998, which served as Broder’s headquarters prior to the Alpha acquisition, as described below. In May 2000, affiliates of Bain Capital LLC acquired Broder in a recapitalization transaction. Following the recapitalization, Broder continued its geographic expansion through the acquisitions of St. Louis T’s in 2000 then Full Line Distributors and Gulf Coast Sportswear in 2001. During that time, Broder also expanded its geographic reach into certain regions to promote organic expansion. To gain more market share, Broder completed more acquisitions: T-Shirts & More, Inc. (“TSM”) and Alpha Shirt Company in 2003, NES Clothing Company in 2004 and Amtex Imports Inc. in 2006. As Broder acquired more companies, the company continued to assess its distribution network for efficiency opportunities, which resulted in the closures of two facilities in the fourth quarter of 2003, two facilities during fiscal 2004 and one facility during fiscal 2005. Then, in December 2005, the Atlanta, GA facility was replaced by a dual-brand facility in Duluth, GA, which carried both Broder and Alpha products. The Duluth, GA facility served as the proof of concept for Broder’s distribution center consolidation strategy. The strategy was initiated to create multi-division distribution centers which are expected to provide Broder with several key advantages, including improvement of inventory availability, reduction of inventory levels and a moderate reduction of operating expenses. During 2006 and 2007, Broder consolidated its distribution center network from seventeen facilities to eight facilities. The distribution center consolidation initiative was completed in December 2007.

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

Our principal operating segments are grouped into three business units: the Broder division, the Alpha division and the NES division. See Note 14 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information on segments.

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

According to data available from industry research firms, imprintable sportswear unit volume grew between 1996 and 2006 at a compound annual growth rate of approximately 6%, growing in each year other than 2001. We believe this growth is the result of the following drivers:

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

Maintain a balanced focus on the success of our trade brands and our private label brands. We ensure our management and capital resources promote both our trade and exclusive brand products, which accounted for more than 80% of our fiscal 2007 revenues, and our private label brand products, which generate higher margins and higher gross profit per unit than our trade and exclusive brand products. We execute this strategy by aligning our business with key suppliers, providing a broad assortment of products, improving availability of inventory, pricing our products competitively, providing financial incentives to our sales forces to grow profitable business and producing catalogs that are industry leaders in quality and breadth of selection.

Improve inventory management. Following an inventory management project that was started in 2005 and completed during 2006 in which we engaged a national consulting firm to help us set economic inventory targets, enhance our systems and processes to develop better forecasting capabilities, and enhance our supply planning to reduce our lead times, we built internal reporting with reliable metrics to better manage inventory and to provide accountability for both inventory turns and service levels. We have also built return on investment concepts into merchandising by evaluating the economics of every product we carry or propose to carry, and into development of the appropriate assortment for each distribution center. We have implemented a disciplined open-to-buy strategy to keep buyers from overbuying, and we are continuing to perform economic assessments of discounted bulk-buy opportunities.

Create multi-division distribution centers. As previously discussed in “Business—Industry,” in December 2007, we completed executing on our distribution center consolidation strategy as a significant investment to improve performance and drive growth. This strategy will generate improved inventory availability and enhanced service levels which are expected to result in increased revenue and profitability, as well as operational savings realized through higher volume relative to fixed costs. The distribution center strategy led to the consolidation of certain of our existing distribution centers into fewer but larger multi-branded distribution centers yielding essentially equivalent UPS ground service coverage. To maintain and grow market share while rationalizing the number the locations, we opened and operate scaled down “Express” facilities which have assortments customized to meet the local needs and preferences of each market and serve as customer pick-up locations. At the end of 2006, we had four multi-branded facilities in Duluth, GA, Fresno, CA, Houston, TX, and Chicago, IL and two Express facilities in Santa Fe Springs, CA and Louisville, KY. During 2007, we consolidated four of our distribution centers in the Midwest market into the Chicago, IL facility and consolidated other markets. At the end of 2007, we had eight multi-branded facilities and ten Express facilities. We may open additional Express facilities during 2008.

Control operating expenses. Following the Alpha and NES acquisitions, we eliminated redundant selling, general and administrative positions. We realized $12.4 million in annualized savings resulting from these actions, of which $11.7 million was realized in fiscal 2005 results, with the remaining incremental $0.7 million realized in fiscal 2006. Approximately $3.3 million in year-over-year savings are reflected in operating results for fiscal 2006 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions and Related Cost Savings”). In addition to creating some of our dual-brand distribution centers during 2006, we reduced the number of call centers we operate from seven to three. During 2007, we launched three new websites (one each for our Alpha, Broder and NES brands), which is expected to yield additional variable operating expense savings in 2008 and beyond as customer orders continue to shift from call center calls to web orders. Also during 2007, as noted above, we completed the distribution center consolidation and we expect to become more efficient in picking orders in these new multi-branded distribution centers.

Grow revenue. During the first quarter of 2007 and the first quarter of 2008, we hired additional sales managers to better manage our outside and inside sales forces. Since we maintain three separate sales forces, we believe that regional sales managers will help us gain market share by targeting our sales force to foster growth across customers with major potential and to avoid unproductive, inter-division competition. Regional sales managers will train, coach and evaluate the sales force more frequently than that which occurred through 2007. We are building additional management reporting to evaluate the performance of the sales force and sales management.

Products

We distribute a wide range of undecorated or “blank” T-shirts, sweatshirts, polo shirts, outerwear, caps, bags and other imprintable items. Within our product selection, we offer recognizable basic brands purchased from trade brand suppliers such as Gildan, Russell, Hanes, Fruit of the Loom and Anvil. We are the exclusive or near-exclusive distributor in our market for several industry-leading retail brands, such as Adidas Golf, Columbia Sportswear, Champion and Alternative Apparel. Through the success of our premium brand strategy, we have demonstrated that prominent brands can gain access to a large untapped consumer segment by working with a well-managed, national distributor. These retail brand relationships differentiate our product line from those of our competitors. In addition, we offer a line of private label brands, such as Devon & Jones, HYP, Authentic Pigment, Desert Wash, Harvard Square, Chestnut Hill, Great Republic and Harriton, which we believe are complementary to our trade brands. We believe this strategy strengthens our position as a destination point for our customers by providing them with higher quality products that are complementary to our trade brand products. In addition, we believe this strategy affords us higher gross margins and enables us to expand our product assortment to better service our existing channels not adequately serviced by trade brands and also reach new channels, such as specialty retail.

Our brands include:

Trade Brands

Adams Cap	Comfort Colors	Hanes	Rabbit Skins
American Apparel	Cross Creek	Izod	Towels Plus
Anvil	Cubavera	Jerzees	Van Heusen
Augusta	Dickies Workwear	LAT	Weatherproof
Bella	Fruit of the Loom	Liberty Bags	Yupoong
Code V	Gildan	Outer Banks

Exclusive or Near-Exclusive Premium Brands

Broder	Alpha	NES
Adidas Golf	Adidas Golf	Adidas Golf
Alternative Apparel	Alternative Apparel	Alternative Apparel
Big Accessories	Big Accessories	Big Accessories
Champion	Champion	Champion
	Columbia Sportswear	Columbia Sportswear
	Hyp Hats	Hyp Hats

Private Label Brands

Broder	Alpha	NES
Chestnut Hill	Devon & Jones	Harvard Square
Desert Wash	Authentic Pigment	Authentic Pigment
Great Republic	Apples & Oranges	Harriton
Harriton	Harriton	HYP
HYP

For the last three fiscal years our sales by brand were:

Percentage of Sales by Brand

	Fiscal Year
	2007	2006	2005
Trade brands	75%	73%	72%
Private label brands	16%	19%	18%
Exclusive or near-exclusive brands	9%	8%	10%

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

Suppliers

Large scale and long-standing supplier relationships provide us with important purchasing and inventory management advantages relative to our competitors, as noted above. Our scale and purchasing power with our suppliers have resulted in a number of important benefits including marketing support, previews of new product launches and favorable purchasing terms. We do business with most of our suppliers on a purchase order basis. By maintaining close communication with suppliers, we are able to synchronize our inventory management and product purchases with supplier production cycles. Understanding short-term supplier activity enables us to better size our purchases, refine targeted inventory levels and take advantage of special buying opportunities. Approximately 61% of our fiscal 2007 sales were generated from products obtained from our top three suppliers. The table below shows our largest suppliers based on sales for fiscal 2007:

Supplier	Percent of Fiscal 2007 Sales
Gildan	33.4%
Russell Corp.(1)	13.7%
Hanes(2)	13.6%
Anvil	7.6%
Fruit of the Loom	4.2%
Other	27.5%

(1)	Includes Jerzees
(2)	Includes Hanes, Outer Banks and Champion.

Customers

We sell to more than 80,000 customers nationwide, including screen printers, embroiderers and specialty advertisers. Our customer base is highly fragmented, as indicated in the table below:

Customer	Percent of Fiscal 2007 Sales
Top 10 Customers	3.7%
Top 100 Customers	12.8%
Top 1,000 Customers	37.7%

SALES AND MARKETING

Catalogs and Selling Materials

Our catalogs are the cornerstone of our marketing strategy and we believe that the Broder, Alpha and NES catalogs are the industry leaders in quality and breadth of selection. Our catalogs are designed to have the look and feel of high-end consumer retail catalogs with attractive models, appealing photographs and a clear display of products. In addition, we offer generic catalogs that can be customized to include our customers’ logos on the cover. We believe that our customized catalogs enhance the professional image of our customers, promote customer loyalty and allow us to more effectively sell our product lines. During 2007, we distributed over 5.6 million comprehensive catalogs, which included 2.3 million custom catalogs.

National Sales Forces

We maintain separate national sales forces for each of our Broder, Alpha and NES divisions and have invested significant time in training and developing our sales forces. Our extensive training provides each sales force with a thorough knowledge of both our products and the marketing solutions available to best assist customers in driving sales. Each of our Broder, Alpha and NES sales forces is responsible for enhancing existing customer relationships, while also prospecting and developing new relationships. In addition, our sales organizations are structured to promote a team selling approach with compensation based upon both individual and company-wide goals and objectives. As noted above in “Business Strategy and Outlook,” we recently hired more sales managers to better manage our outside and inside sales forces. Since we maintain three separate sales forces, we believe that regional sales managers will help us gain market share by targeting our sales force to foster growth across customers with major potential and to avoid unproductive, inter-division competition.

Call Centers and Customer Service Representatives

We maintain three call centers with dedicated customer service teams for each of the Broder, Alpha and NES brands which as of December 31, 2007 were staffed with 180 full-time and 25 part-time representatives answering phone calls, emails, chat sessions and faxes to assist our customers in placing orders, checking stock levels, looking for price quotes or requesting adjustments and returns. Our facilities in California, Florida and Massachusetts house representatives that support the Broder, Alpha and NES brands.

Trade Shows

During 2007, we reduced the number of industry trade shows in which we participate. Instead, Broder, Alpha and NES have developed proprietary trade shows and events to compete with smaller competitors. Our major suppliers participate with us in our proprietary trade shows which allow us offer a more favorable customer experience than participation in industry trade shows by exhibiting our product offerings and sharing customer merchandising strategies and new promotions with our customers. We take advantage of proprietary trade shows and customer events as opportunities to expand and enhance our customer relationships. At customer events, we showcase our product offerings, meet with our customers and sponsor a social event to strengthen our customer relationships.

Websites

We maintain three industry-leading websites to support our Broder, Alpha and NES brands, including www.broderbros.com, www.alphashirt.com and www.nesclothing.com, each of which allow our customers to browse online versions of our catalogs, place orders, track order status, check inventory stock, learn about our promotions, review industry trends, and receive information on marketing resources. We introduced new websites in early 2007 for each of our brands. The new websites are more efficient and offer enhanced functionality, such as online processing of customer returns, freight cost comparisons and access to certain of our marketing materials to help our customers grow their businesses. In addition to our branded websites, we also host generic formats of our websites that allow our decorator customers to insert their own “cover” and branding. This functionality offers our customers a low-cost opportunity to leverage our customer service capabilities, promote our products, effectively service end-users and procure sales over the Internet. Through an ISP and our own internal web servers, we currently host nearly 10,000 active custom websites. In fiscal 2007, approximately 36% of our sales originated from our websites, an increase from approximately 29% of sales in fiscal 2006.

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

Employees

As of December 29, 2007, we employed a total of approximately 1,647 full-time and 96 part-time employees, none of whom are party to collective bargaining agreements. Our management believes that employee relations are good.

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

Prices of certain of the products we distribute, particularly T-shirts, are determined primarily based on market conditions, including the price of raw materials and available capacity in the industry. In general, we pass along to our customers any changes in the market price we pay for the products we distribute on a real-time basis. Due to competitive market conditions, the average selling prices for certain of the products we distribute, particularly T-shirts, have historically demonstrated a declining trend. During the fourth quarter of 2007, however, certain of our trade brand suppliers announced price increases. To maintain our gross profit margin, we increased selling prices to our customers. Due to the recent increase in the price of cotton, the five largest trade brand suppliers announced a price increase effective March 31, 2008. We will again increase selling prices to our customers to maintain our gross profit margin. Because market conditions beyond our control determine the prices of certain of our products, our reported net sales could fluctuate from quarter-to-quarter based on changes in these market prices.

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

We maintain eight distribution centers and ten Express locations nationwide. We may establish additional facilities to expand into new markets. A serious disruption to any distribution center or Express location or to the flow of goods in or out of our centers due to fire, earthquake, act of terrorism or any other cause could damage a significant portion of our inventory and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. We could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a distribution center. As a result, any such disruption could have a material adverse effect on our business, results of operations and financial condition.

We obtain a significant portion of our products from a limited group of suppliers. Any disruption in their ability to deliver products to us or a decrease in demand for their products could have an adverse effect on our results of operations and damage our customer relationships.

We obtain a significant portion of the products we sell from a limited group of suppliers. Approximately 61% of the products we sold in fiscal 2007 were purchased from three suppliers: Gildan, Russell Corp. and Hanes. These suppliers each account for 10% or more of the products sold by Broder, Alpha and NES on a combined basis. From time to time, we may experience difficulties in receiving orders from some of these suppliers or certain products may not be available. Their ability to supply us with our products is subject to a number of risks, including production problems at our suppliers’ facilities, work stoppages or strikes by our suppliers’ employees. The partial or complete loss of any of these sources could have an adverse effect on our results of operations and damage customer relationships. Consumer demand for these products may decrease based on a number of factors such as general economic conditions and public perception. In addition, a significant increase in the price of one or more of these products could have a material adverse effect on our results of operations.

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

Our ability to both maintain our existing customer base and to attract new customers is highly dependent on our ability to deliver products and fulfill orders in a timely and cost-effective manner. To ensure timely delivery of our products to our customers, we rely significantly on UPS to ship the vast majority of our products to our customers. This shipper may not continue to ship our product at its current pricing or its current terms. If there is any disruption in our shipper’s ability to deliver our products, including a disruption caused by a strike by our shipper’s employees, we may lose customers and our sales will be adversely affected. Further, should this shipper decide to terminate its contract with us, we may not be able to find an adequate replacement within a reasonable period of time and at a reasonable cost to us. To the extent that our current shipper increases its prices, we are unable to find a replacement or are required to hire a replacement at additional cost, our financial performance could be materially adversely affected.

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

We may incur restructuring charges in connection with recent or future acquisitions. These restructuring charges could be undertaken to realign our operations, eliminate duplicative functions, rationalize our operating facilities and products, and reduce our staff. We perform impairment evaluations for goodwill and indefinite-lived intangible assets at least annually in the fourth quarter, or upon a triggering event. As a result of the Alpha and NES acquisitions, we carried a significant amount of goodwill and intangible assets. SFAS No. 142 requires us to perform an annual assessment for possible impairment. We conduct our annual goodwill impairment test during the fourth quarter of each year. As a result of performing our annual test for fiscal year 2007, we determined that our Alpha division had goodwill impairment and we recorded a non-cash goodwill impairment charge of $87.3 million. An independent appraisal firm determined the fair value of Alpha’s tangible and intangible assets. After recording the goodwill impairment charge, we had goodwill of approximately $51.3 million and indefinite-lived intangible assets of $35.6 million as of year end. The impairment test procedures performed in accordance with our annual impairment testing require us to make comprehensive estimates of future revenues and cash flows. Due to uncertainties associated with such estimates, actual results could differ from such estimates. Material differences between actual results and the estimates used may result in the determination that some or all of our remaining goodwill has become impaired, which could result in additional impairment charges in the future. If we determine that there are additional impairments to our goodwill or intangibles in the future, the resulting non-cash charge could be substantial.

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

The current principal shareholders of the Company have significant influence over our operations.

Funds affiliated with Bain Capital currently collectively hold approximately 87.0% of our Class A voting common stock, 95.2% of our Class B common stock and approximately 93.5% in the aggregate of our outstanding Class L common stock (including our Series 1, 2, 3 and 4). Our Class B common stock and each series of our Class L common stock are non-voting. In addition, in connection with the $76.0 million of equity contributed to the Company by Bain Capital in September 2003, these investment funds affiliated with Bain Capital and other shareholders have entered into an amended and restated shareholders agreement (on substantially the same terms as the one entered into in connection with the May 2000 recapitalization of Broder) regarding, among other things, the voting of such capital stock. These agreements and their stock ownership give the investment funds affiliated with Bain Capital the power:

•	to prevent the approval of all matters submitted to our shareholders;

•	to elect all the directors of the Company; and

•	to limit actions related to the business, policies and affairs of the Company.

The interests of the investment funds affiliated with Bain Capital as equity holders may not be aligned with the interests of all of our stakeholders. For example, these investment funds may have an interest in pursuing acquisitions and other transactions that, in their judgment, could enhance their equity investment, even though such transactions may involve risks to holders of our senior notes and other indebtedness. In addition, we are obligated to pay Bain Capital annual management fees and expenses in certain circumstances. For more information, see “Item 13 — Certain Relationships and Related Party Transactions — Shareholders Agreement” and “Item 13 — Certain Relationships and Related Party Transactions—Advisory Agreement.”

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.

We have substantial indebtedness. As of December 29, 2007, we had approximately $342.6 million of total indebtedness which includes $225 million related to our senior notes due in 2010. In addition, subject to restrictions in the indenture governing our senior notes and our revolving credit facility, we may incur additional indebtedness. The high level of our indebtedness could have important consequences to the holders of our senior notes and other indebtedness, including the following:

•	it may be more difficult for us to satisfy our obligations with respect to the senior notes and other indebtedness;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•

we must use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness, which will reduce the funds available to us for other purposes, such as capital expenditures;

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

We expect to obtain the money to pay our expenses and to pay the principal and interest on the senior notes, our revolving credit facility and other debt from cash flow from our operations. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. Our cash flow may not be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have enough liquidity, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We may not be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements, including our revolving credit facility and the indenture governing the senior notes, may restrict us from pursuing any of these alternatives.

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

Our failure to comply with restrictive covenants contained in the revolving credit facility or the indenture governing our senior notes could lead to an event of default under such instruments.

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

We are headquartered in Trevose, Pennsylvania, and operate eight distribution centers and ten Express locations nationwide. Our distribution facilities are located strategically throughout the country to take advantage of ground parcel service, shipping regions and population density. We use UPS for the vast majority of our shipments. Each of our facilities is leased. The leases for such facilities are scheduled to expire between 2008 and 2017. We believe our current facilities are generally well maintained and provide adequate warehouse and distribution capacity for future operations. Our facility locations at December 29, 2007 are listed below:

Location	Division	Distribution Center	Express Facility	Call Center	Office	Sq. Feet (000s)(1)
Trevose, Pennsylvania	Corporate				✓	46
Bolingbrook, Illinois	Broder/Alpha/NES	✓				425
Lewisberry, Pennsylvania	Broder/Alpha/NES	✓				413
Dallas, Texas	Broder/Alpha	✓				358
Orlando, Florida	Broder/Alpha	✓				340
Fresno, California	Broder/Alpha	✓		✓		331
Duluth, Georgia	Broder/Alpha/NES	✓				321
Middleboro, Massachusetts	Broder/Alpha/NES	✓		✓		290
Seattle, Washington	Broder/Alpha	✓				160
Philadelphia, Pennsylvania (2)	Broder/Alpha/NES		✓			25
Stafford, Texas (3)	Broder/Alpha		✓			25
Plymouth, Michigan (4)	Broder/Alpha/NES		✓			25
St. Petersburg, Florida	Broder/Alpha		✓	✓		69
Charlotte, North Carolina (5)	Broder/Alpha/NES		✓			25
St. Louis, Missouri	Broder/Alpha		✓			33
Santa Fe Springs, California	Broder/Alpha		✓			33
Indianapolis, Indiana	Broder/Alpha		✓			25
Louisville, Kentucky	Broder/Alpha		✓			25
Bensenville, Illinois	Broder		✓			4

(1)	Includes warehouse and corporate space.
(2)	Total leased space is 286,000 square feet. Location previously served as an Alpha distribution center.
(3)	Total leased space is 138,000 square feet. Location previously served as an Alpha and Broder distribution center.
(4)	Total leased space is 117,000 square feet. Location previously served as a Broder distribution center.
(5)	Total leased space is 63,000 square feet. Location previously served as an NES distribution center.

ITEM 3.	LEGAL PROCEEDINGS

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

There is currently no established public trading market for any class of our common stock. As of March 23, 2008, there were: (1) 9 record holders of our Class A common stock; (2) 11 record holders of our Class B common stock; (3) 9 record holders of our Class L, Series 1 common stock; (4) 9 record holders of our Class L, Series 2 common stock; (5) 11 record holders of our Class L, Series 3 common stock; (6) 11 record holders of our Class L, Series 4 common stock; (7) 9 record holders of our Class L, Series 1 warrants; and (8) 11 record holders of our Class L, Series 3 warrants.

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

The following tables present the summary historical consolidated financial data of the Company as of the dates and for the periods indicated. The financial information for the Company as of December 31, 2007, 2006, 2005, 2004 and 2003 and for the fiscal years ended December 31, 2007, 2006, 2005, 2004 and 2003 has been derived from the historical consolidated financial statements audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

The following financial information reflects the acquisitions of certain businesses during the period 2003 through 2007, including:

•	TSM, a regional sportswear distributor located in Louisville, KY, which was acquired in June 2003;

•	Alpha Shirt Company, a national sportswear and accessories distributor acquired in September 2003;

•	NES, a leading distributor of imprintable sportswear in New England, which was acquired in August 2004; and

•	Amtex Imports Inc., a regional distributor located in the Chicago, IL market, which was acquired in September 2006.

The summary information below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto, included in Item 8 in this Form 10-K.

	Fiscal Year Ended December 31, (1)
	2007	2006	2005	2004	2003
	(dollars in thousands)
Consolidated Statement of Income Data:
Net sales	$929,124	$959,268	$978,417	$877,373	$487,785
Cost of sales (exclusive of depreciation and amortization included in warehousing, selling and administrative below)	762,971	778,549	798,419	720,056	411,123

Gross profit	166,153	180,719	179,998	157,317	76,662
Warehousing, selling and administrative (2)	137,267	130,483	126,833	108,112	63,264
Depreciation and amortization	20,108	19,562	19,124	19,590	10,355
Restructuring and asset impairment charges, net (3)	12,994	4,089	1,880	3,528	9,073
Goodwill impairment (4)	87,261	—	—	—	—

Total operating expenses	257,630	154,134	147,837	131,230	82,692

Income (loss) from operations	(91,477)	26,585	32,161	26,087	(6,030)
Interest expense, net (5)	38,416	40,358	36,713	28,541	14,604
Other (income) expense	—	—	—	400	(14)

Total other expense, net	38,416	40,358	36,713	28,941	14,590

Loss before income tax benefit	(129,893)	(13,773)	(4,552)	(2,854)	(20,620)
Income tax benefit	(5,834)	(6,036)	(1,641)	(1,349)	(8,164)

Net Loss	$(124,059)	$(7,737)	$(2,911)	$(1,505)	$(12,456)

Other Financial Data:
Cash flow from (used in) operating activities (6)	$21,137	$(1,076)	$(35,797)	$5,382	$(3,916)
Cash flow from (used in) investing activities	(8,460)	(15,646)	(6,226)	(34,693)	(252,408)
Cash flow from (used in) financing activities	(12,313)	17,687	43,007	28,457	256,876
Capital expenditures (7)	8,460	8,892	6,323	4,198	2,021
Consolidated Balance Sheet Data (at period end):
Cash	$4,634	$4,270	$3,305	$2,321	$3,175
Working capital	171,273	211,288	195,107	140,300	119,518
Total assets	437,232	580,278	566,462	538,208	479,153
Total debt	342,573	344,297	319,148	271,422	263,367
Shareholders’ equity (deficit)	(58,365)	65,643	73,313	76,083	64,890

(1)

We operate on a 52- or 53-week year basis with the year ending on the last Saturday of December. Fiscal years 2007, 2006, 2004 and 2003 consisted of 52 selling weeks and fiscal year 2005 consisted of 53 selling weeks.

(2)

Warehousing, selling and administrative expenses include management and advisory fees to Bain Capital totaling $3.0 million, $1.6 million, $1.9 million and $0.6 million for the fiscal years ended December 31, 2006, 2005, 2004 and 2003, respectively. There were no management or advisory fees paid to Bain Capital in fiscal 2007.

(3)

Restructuring charges of $13.0 million in fiscal 2007 consist primarily of distribution center closure costs incurred in connection with our distribution center consolidation plan, net of a reduction of $1.5 million related to two sublease agreements entered into in 2007 for the former LaMirada facility. Restructuring charges of $4.1 million recorded in fiscal 2006 consist primarily of distribution center closure costs incurred in connection with our distribution center consolidation plan and call center closure costs resulting from the reduction in call centers we operate from seven to three. Restructuring charges of $1.9 million recorded in fiscal 2005 consist of distribution center closure costs in connection with our distribution center consolidation plan and NES division corporate staff reductions resulting from the NES integration. Restructuring charges of $3.5 million recorded in fiscal 2004 consist of a non-cash fixed asset impairment charge for the disposal of computer software resulting from the Alpha integration, lease termination costs and severance and related benefits charges resulting from the Alpha and NES integrations. Restructuring charges of $9.1 million recorded in fiscal 2003 consist of distribution center closure costs, severance and related benefits payments for distribution center and corporate office staff reductions and non-cash fixed asset impairment charges resulting from the Alpha integration.

(4)

During the quarter ended December 31, 2007, as part of our annual impairment evaluation, we recorded a non-cash goodwill impairment charge of $87.3 million related to the goodwill associated with our acquisition of Alpha Shirt Company in September 2003. See Note 2 for more information.

(5)

We sold $175.0 million in 11 1/4% senior notes due 2010 in September 2003 to finance the Alpha acquisition and repay existing indebtedness of Broder and Alpha. In November 2004, we sold an additional $50.0 million in 11 1/4% senior notes due 2010 to repay a portion of our then-outstanding borrowings under our revolving credit facility. In August 2006, we entered into an amended and restated revolving credit facility and wrote off $3.0 million of unamortized debt issuance costs related to the former revolving credit agreement.

(6)	Cash flow used in operating activities in fiscal 2005 included a $41.8 million increase in inventory due to the introduction of four new private label brands and an expansion of styles within brands.
(7)	Capital expenditures exclude non-cash capital expenditures financed through capital leases.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a leading distributor of imprintable sportswear and accessories in the United States. Imprintable sportswear and accessories is an estimated $8 billion U.S. market at wholesale prices and includes undecorated or “blank” T-shirts, sweatshirts, polo shirts, outerwear, caps, bags and other imprintable accessories that are decorated for various purposes. We purchase product from more than 70 suppliers, including Russell, Fruit of the Loom, Hanes, Anvil and Gildan. Exclusive or near-exclusive suppliers include retail brands such as Adidas Golf, Champion and Columbia Sportswear. We added Alternative Apparel as an exclusives brand to our 2008 assortment. We consider the term “near-exclusive” to represent those arrangements where, although not contractually entitled to exclusivity, we believe we are the only distributor to offer these products in an annual catalog to the imprintable sportswear industry. In addition to purchasing from these distribution suppliers, we develop and source products from over 13 countries to support our private label brands, which include the Devon & Jones, Chestnut Hill, Authentic Pigment, Harriton, HYP, Desert Wash, Great Republic and Harvard Square brands. Our products are sold to over 80,000 customers, primarily advertising specialty companies, screen printers, embroiderers and specialty retailers who decorate our blank product with corporate logos, brands and other images. Our decorator customers then sell imprinted sportswear and accessories to a highly diversified range of end-consumers, including Fortune 1000 companies, sporting venues, concert promoters, athletic leagues, educational institutions and travel resorts. We believe our end-consumers are increasingly recognizing imprintable sportswear and accessories as highly differentiated, cost-effective advertising and promotional tools that help them grow their respective businesses and brand images. As a result, imprintable sportswear unit volume has grown significantly over the last ten years, increasing at a compound annual growth rate of approximately 6%.

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

In September 2006, we acquired substantially all of the assets of Amtex Imports Inc. (“Amtex”), an imprintable activewear distributor based in Northlake, Illinois. Amtex was a single location distributor and the acquisition facilitated our entry into the Chicago market. Total consideration was approximately $7.1 million, consisting of $6.5 million in cash, the issuance of a $0.3 million promissory note payable to the former owner of Amtex and approximately $0.3 million in transaction costs. The acquisition was financed with borrowings under our asset-based revolving credit facility and was substantially supported by the incremental borrowing capacity provided by the assets of Amtex.

PURCHASE ACCOUNTING

The acquisitions of Alpha, NES and Amtex were accounted for using the purchase method of accounting. As a result, the acquisitions will prospectively affect our results of operations in certain significant respects. The aggregate acquisition consideration for Alpha, NES and Amtex was allocated to the tangible and intangible assets acquired and liabilities assumed by us based upon their respective fair values as of the acquisition dates. This has resulted in a significant increase in our annual depreciation and amortization expenses. In addition, due to the effects of the increased borrowings to finance the acquisitions, our interest expense has increased significantly in the periods following the acquisitions. For more information, see “—Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

We operate on a 52- or 53-week year basis with the fiscal year ending on the last Saturday of December. For convenience, the financial information included in this Annual report on Form 10-K has been presented as ending on the last day of the nearest calendar month. Fiscal years 2007 and 2006 each consisted of 52 selling weeks and fiscal 2005 consisted of 53 selling weeks. Tables and other data in this section may not total due to rounding.

ASHI, Inc. was acquired in connection with the September 2003 acquisition of Alpha Shirt Holdings, Inc., and was merged with and into Broder Bros., Co. on March 28, 2005. The financial statements included in this report on Form 10-K which include periods through March 28, 2005 include the consolidated results of ASHI, Inc. through the period of its dissolution on March 28, 2005. For convenience, references to “Broder Bros., Co. and Subsidiary” have been omitted and referred to as Broder Bros., Co.

The following table sets forth the amounts and the percentages of net sales that items in the consolidated statement of operations constitute for the periods indicated:

Fiscal Year 2007 Compared to Fiscal Year 2006

	Fiscal Year Ended December 31,
	2007		2006		Increase/ (Decrease)
	(dollars in millions)
Net sales	$929.1	100.0%	$959.3	100.0%	$(30.2)	(3.1)%
Cost of sales (exclusive of depreciation and amortization as shown below)	762.9	82.1	778.6	81.2	(15.7)	(2.0)

Gross profit	166.2	17.9	180.7	18.8	(14.5)	(8.0)
Warehousing, selling and administrative expenses	137.3	14.8	130.4	13.6	6.9	5.3
Depreciation and amortization	20.1	2.2	19.6	2.0	0.5	2.6
Restructuring and asset impairment charges	13.0	1.4	4.1	0.4	8.9	217.1
Goodwill impairment charge	87.3	9.4	—	—	87.3	—

Income (loss) from operations	(91.5)	(9.8)	26.6	2.8	(118.1)	(444.0)
Interest expense, net	38.4	4.1	40.3	4.2	(1.9)	(4.7)
Income tax benefit	(5.8)	(0.6)	(6.0)	(0.6)	(0.2)	(3.3)

Net loss	$(124.1)	(13.4)%	$(7.7)	(0.8)%	$(116.4)	1,511.7

Net Sales. Net sales decreased by approximately $30.2 million, or 3.1%, from $959.3 million for the year ended December 30, 2006 to $929.1 million for the year ended December 29, 2007. This decrease resulted from the combination of a decrease in average selling prices and product mix (estimated impact $15.1 million) and a decrease in unit volume (estimated impact of $14.8 million). Trade brand revenues declined on lower volume and higher margin products as we continued to sell fewer low margin white T-shirts. Lower pricing in key styles did not increase volumes and revenues. Insufficient private label inventory levels in key styles during the second and third quarters of 2006 contributed to volume declines during fiscal year 2007 compared to fiscal year 2006 due to a greater than anticipated loss of placement of some important products in customer programs.

Gross Profit. Gross profit decreased by $14.5 million, or 8.0%, from $180.7 million for the year ended December 30, 2006 to $166.2 million for the year ended December 29, 2007. The decrease in gross profit was attributable to lower unit volumes in trade and private label brands. We continued to sell fewer low margin white t-shirts during fiscal 2007. Gross profit from private label brand products declined compared to the prior year due to lower unit volumes sold at higher gross margins. Gross margin was 17.9% and 18.8% for the years ended December 29, 2007 and December 30, 2006, respectively.

Warehousing, Selling and Administrative Expenses (Including Depreciation and Amortization). Warehousing, selling and administrative expenses, including depreciation and amortization, increased $7.4 million, or 4.9%, from $150.0 million for the year ended December 30, 2006 to $157.4 million for the year ended December 29, 2007. The increase was primarily the result of: (i) approximately $3.9 million in incremental travel and training costs and duplicative rent expense attributable to the opening of multi-branded distribution centers; (ii) approximately $2.4 million in higher health benefits expense resulting from a higher number of high dollar self-insured medical claims; (iii) approximately $2.7 million in higher marketing costs resulting from various marketing initiatives to stimulate unit volumes; (iv) approximately $1.3 million in higher bad debt expense due to a reduction of bad debt expense recorded during the year ended December 30, 2006; (v) approximately $1.9 million in higher variable distribution center costs resulting from higher lines picked despite fewer units ordered; (vi) approximately $0.9 million in higher legal, accounting and recruiting professional fees; (vii) approximately $0.5 million in higher depreciation and amortization resulting from higher depreciation due to fixed asset additions in our new multi-branded distribution centers, slightly offset by less amortization expense due to definite-lived intangible assets which became fully amortized during fiscal 2007; (viii) approximately $0.1 million in higher workers’ compensation and benefits costs; partially offset by (ix) lower management fee expense of $3.2 million since we did not achieve the operating threshold in order for a management fee to be paid to Bain Capital in fiscal 2007; (x) a $2.2 million decrease in consulting costs attributable to an inventory and supply chain improvement initiative during 2006; (xi) decreased amortization of prepaid catalog costs of $1.1 million due to the incremental amortization that was recorded during 2006 related to our accelerated mailing date of October 2006 for our 2007 catalogs; and (xii) a $0.6 million reduction in bonus expense resulting from less than expected profitability during fiscal 2007.

Restructuring and Asset Impairment Charges, net. As more fully described in Note 15 to the Consolidated Financial Statements included elsewhere in this Form 10-K, we recorded restructuring charges of $13.0 million and $4.1 million during the years ended December 29, 2007 and December 30, 2006, respectively. The restructuring charges recorded during the year ended December 29, 2007 consisted of $12.8 million in lease termination and other costs plus $1.7 million in severance and related benefits charges resulting from our distribution center consolidation initiative, offset by a $(1.5) million reversal of restructuring charges previously recorded due to executing a sublease for our La Mirada, CA distribution center in excess of the amount originally estimated.

During fiscal 2007, the Company’s Alpha division’s Ft. Wayne, IN and Broder division’s Plymouth, MI, St. Louis, MO and Amtex distribution centers were consolidated into a new multi-branded facility in Chicago, IL. The Broder division Albany, NY distribution center was consolidated into a tri-branded Broder-Alpha-NES facility in Middleboro, MA. The Alpha division Philadelphia, PA distribution center was consolidated into a new tri-branded facility near Harrisburg, PA. The NES division Charlotte, NC distribution center consolidated into a new tri-branded Broder-Alpha-NES facility in Atlanta, GA. The Alpha division St. Petersburg, FL distribution center consolidated into a new multi-branded facility in Orlando, FL. The Company consolidated its distribution centers in Dallas, TX and Stafford, TX into a new multi-branded facility in Dallas, TX.

Goodwill Impairment Charge. Following the Company’s annual test for goodwill impairment, we determined that a change in the composition of the Alpha division’s tangible and intangible assets had occurred. Due primarily to an increase in the value of Alpha’s tangible assets, the Alpha division recorded a non-cash goodwill impairment charge of $87.3 million during the fourth quarter 2007. As of December 29, 2007, we had remaining goodwill of approximately $51.3 million and indefinite-lived intangible assets of $35.6 million. This non-cash goodwill impairment charge does not affect the Company’s compliance with any covenants under the agreements governing its indebtedness, including the senior notes.

To compute the goodwill impairment charge in accordance with SFAS No. 142, (i) the Company identified its tangible and intangible assets for its Alpha division (which, in effect, constitutes a purchase price allocation for the reporting unit as if it were recently acquired), such as vendor relationships, the assembled workforce and trademarks, (ii) determined the valuation of intangible assets with the assistance of an independent appraisal firm, (iii) determined the fair value of Alpha’s goodwill based on the residual of Alpha’s summed identified tangible and intangible assets and the fair value of the enterprise, then (iv) determined the magnitude of goodwill impairment based on a comparison of the fair value residual goodwill and the carrying value (or book value) of Alpha goodwill.

The magnitude of the goodwill impairment charge was primarily driven by an increase in Alpha’s tangible assets to improve performance and drive growth. The table below compares Alpha’s summarized purchase price allocation in September 2003 to its enterprise value at December 29, 2007.

	December 29, 2007	September 22, 2003	Increase/ (Decrease)
	(dollars in millions)
	(Unaudited)
Tangible Assets	$114.0	$32.0	$82.0
Intangible Assets	$88.0	$88.4	$(0.4)
Goodwill	$39.0	$126.3	$(87.3)

Enterprise Value / Purchase Price	$241.0	$246.7	$(5.7)

Income (Loss) from Operations. As a result of the factors described above, income from operations decreased by approximately $118.1 million, from income from operations of $26.6 million for the year ended December 30, 2006 to a loss of $(91.5) million for the year ended December 29, 2007.

Interest Expense. Interest expense, net decreased by $1.9 million from $40.3 million for the year ended December 30, 2006 to $38.4 million for the year ended December 29, 2007. The decrease was primarily due to the inclusion in fiscal 2006 of approximately $3.0 million of deferred financing fees that were written off related to our revolving credit facility refinancing which was completed during the third quarter 2006. Lower interest rates on the revolver balance in fiscal 2007 and a $0.4 million net positive effect of changes in the fair value of interest rate swaps ($0.1 million positive and approximately $0.3 million negative effects for the years ended December 29, 2007 and December 30, 2006, respectively), were offset by higher average outstanding balances on variable rate debt.

Income Taxes. The income tax benefit was approximately $5.8 million and $6.0 million for fiscal years 2007 and 2006, respectively. The difference between the U.S. federal statutory rate and the effective benefit rate relates primarily to the valuation allowance recorded in the current year. Due to our continued net operating losses and our net deferred tax asset position excluding naked credits, we recorded a valuation allowance of $15.6 million during fiscal year 2007. The valuation allowance for deferred tax assets at December 29, 2007 relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance established in 2007 was primarily attributable to the recording of deferred tax assets associated with federal and state tax loss carryforwards at full value which required a valuation allowance.

Net Loss. As a result of the factors described above, net loss increased by $116.4 million, from a net loss of $(7.7) million for the year ended December 30, 2006 to a net loss of $(124.1) million for the year ended December 29, 2007.

Fiscal Year 2006 Compared to Fiscal Year 2005

	Fiscal Year Ended December 31,
	2006		2005		Increase/ (Decrease)
	(dollars in millions)
Net sales	$959.3	100.0%	$978.4	100.0%	$(19.1)	(2.0)%
Cost of sales (exclusive of depreciation and amortization shown below)	778.6	81.2	798.4	81.6	(19.8)	(2.5)

Gross profit	180.7	18.8	180.0	18.4	0.7	0.4
Warehousing, selling and administrative expenses	130.4	13.6	126.8	13.0	3.6	2.8
Depreciation and amortization	19.6	2.0	19.1	2.0	0.5	2.6
Restructuring and asset impairment charges	4.1	0.4	1.9	0.2	2.2	115.8

Income from operations	26.6	2.8	32.2	3.3	(5.6)	(17.4)
Interest expense, net	40.3	4.2	36.7	3.8	3.6	9.8
Other expense	—	—	—	—	—	—
Income tax benefit	(6.0)	(0.6)	(1.6)	(0.2)	(4.3)	268.8

Net loss	$(7.7)	(0.8)%	$(2.9)	(0.3)%	$(4.9)	169.0%

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

Restructuring and Asset Impairment Charges. As more fully described in Note 15 to the Consolidated Financial Statements included in Item 8 of this Form 10-K, we recorded restructuring charges of $4.1 million during the year ended December 30, 2006. These charges consisted of $3.1 million related to the distribution center consolidation of our Texas, California and Midwest markets, $0.5 million in call center closure costs and $0.4 million of cash severance and related benefit payments due to the consolidation of call centers from seven to three. We also recorded a $0.1 million reversal of severance and benefit costs related to the NES corporate staff reductions that were previously recorded. During the year ended December 31, 2005, we recorded a $1.9 million in restructuring charges related to the closures of two Broder division distribution facilities and the integration of NES.

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

Cash Flows

Fiscal year 2007 compared to fiscal year 2006. Net cash provided by operating activities was $21.1 million for fiscal 2007 compared with cash used in operating activities of $1.1 million for fiscal 2006. The increase in cash flows from operating activities was principally due to a reduction in the inventory balance of $41.5 million in fiscal 2007 compared with an increase of $8.7 million in fiscal 2006. This increase was partly offset by an increase in the net loss, net of the non-cash goodwill impairment charge of $87.3 million, of $36.7 million in fiscal 2007 compared with $7.7 million in fiscal 2006.

Net cash used in investing activities was $8.5 million and $15.6 million for fiscal 2007 and 2006, respectively. The decrease is primarily due to the $6.8 million acquisition of Amtex Imports Inc., which occurred in September 2006.

Net cash used in financing activities was approximately $12.3 million for fiscal 2007 compared to net cash provided by financing activities of $17.7 million for fiscal 2006. The change in cash flows from financing activities is primarily attributable to the change in net repayments on our revolving credit facility of $7.7 million during fiscal 2007 compared to net borrowings of $20.4 million in fiscal 2006 and a decrease in our book overdraft position of $1.7 million in fiscal 2007 compared to an increase of $0.9 million in fiscal 2006. Borrowings against the revolving credit facility support our inventory purchases and other working capital requirements.

Fiscal year 2006 compared to fiscal year 2005. Net cash used in operating activities was approximately $1.1 million for fiscal 2006 compared to cash used in operating activities of approximately $35.8 million for fiscal 2005. The change in cash flows from operating activities was principally due to $33.0 million of lower inventory purchases during 2006 relative to 2005. The increase during 2005 was significantly driven by a build-up of private label inventories resulting from the 2005 introduction of four new private label brands and additional style introductions within existing brands.

Net cash used in investing activities was $15.6 million and $6.2 million for fiscal 2006 and 2005, respectively. The cash used in investing activities included capital expenditures of $8.9 million and $6.3 million for fiscal 2006 and 2005, respectively. The increase in capital expenditures was primarily due to fixed assets acquired in connection with our distribution center consolidation plan. The 2006 cash used in investing activities also included the $6.8 million acquisition of Amtex.

Net cash provided by financing activities was approximately $17.7 million and $43.0 million for fiscal 2006 and 2005, respectively. The change in cash flows from financing activities was primarily attributable to lower net borrowings under the revolving credit facility for fiscal 2006 compared to net borrowings for fiscal 2005 and the change in our book overdraft position for fiscal 2006 compared to fiscal 2005.

Liquidity Position

In August 2006, we entered into an amended and restated credit agreement (“Credit Agreement”) which provides for aggregate revolver borrowings of up to $225.0 million (subject to borrowing base availability), including provision for up to $25.0 million of letters of credit. As of December 31, 2007, outstanding borrowings on the Credit Agreement were $102.7 million, and outstanding letters of credit were $9.1 million, which left $55.5 million of available borrowing capacity as determined by borrowing base availability.

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

The Credit Agreement contains both affirmative and negative covenants which, among other things, may require us to meet a minimum consolidated fixed charge coverage ratio, as defined in the Credit Agreement, and places limits upon capital expenditures, disposals of assets, mergers and acquisitions, further indebtedness, transactions with affiliates and other customary restrictions. The occurrence of certain of these events may accelerate required repayment. On April 2, 2007, we provided notice to the administrative agent for the Credit Agreement of the occurrence and cure of a default under Article VIII(g)(ii) of the Credit Agreement. A default existed under the indenture governing the senior notes and the Credit Agreement as a result of the failure by us to file our Annual Report on Form 10-K for the year ended December 30, 2006 with the Securities and Exchange Commission (“SEC”) within the time period specified in the SEC’s rules and regulations as required by Section 4.03 of the indenture governing the senior notes, which was March 30, 2007. The Annual Report on Form 10-K for the year ended December 30, 2006 was filed with the SEC on April 2, 2007. As of December 31, 2007, we were in compliance with all covenants under the Credit Agreement.

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

The indenture governing the senior notes, among other things, (1) restricts the ability of us and our subsidiaries, including the guarantors of the senior notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (2) prohibits certain restrictions on the ability of certain of our subsidiaries, including the guarantors of the senior notes, to pay dividends or make certain payments to us and (3) places restrictions on the ability of us and our subsidiaries, including the guarantors of the senior notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to the senior notes also contains various covenants which limit our discretion in the operation of our businesses. On April 2, 2007, we provided notice to the trustee for the indenture of the occurrence and cure of a default under Section 4.03 of the indenture. A default existed under the indenture governing the senior notes and the Credit Agreement as a result of the failure by us to file our Annual Report on Form 10-K for the year ended December 30, 2006 with the SEC within the time period specified in the SEC’s rules and regulations as required by Section 4.03 of the indenture, which was March 30, 2007. The Annual Report on Form 10-K for the year ended December 30, 2006 was filed with the SEC on April 2, 2007. As of December 31, 2007, we were in compliance with all covenants under the indenture.

We rely primarily upon borrowings under our revolving credit facility and cash flow from operations to finance operations, capital expenditures and fluctuations in debt service requirements. Availability under the revolving credit facility fluctuates due to seasonal flows of the business, which impacts our borrowing base and our decisions around investment in inventory and overall growth of the business. Historically, the low point of our availability arises during the first and second quarters of each fiscal year as revenues reach seasonal lows during December, January and February, compounded by the simultaneous consumption of availability to bolster inventory levels for the ensuing season.

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

OFF- BALANCE SHEET ARRANGEMENTS

Our revolving credit facility contains provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the revolving credit agreement of $225.0 million. As of December 31, 2007, we had approximately $9.1 million of outstanding letters of credit related to commitments for the purchase of inventory.

We purchase product in the normal course through the use of short term purchase orders representing quantities for normal business needs at current market prices. In addition, we are party to a supply agreement whereby we have committed to purchase a minimum of: $2.5 million for the period January 1, 2007 through December 31, 2008. This supply agreement is more fully described in the following section “Contractual Cash Obligations.”

CONTRACTUAL CASH OBLIGATIONS

The following table presents the aggregate amount of future cash outflows under our contractual cash obligations and commercial commitments as of December 31, 2007:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(dollars in millions)
Revolving credit facility	$102.7	$—	$—	$102.7	$—
Senior notes(1)	225.0	—	225.0	—	—
Operating lease obligations(2)	121.6	19.0	34.5	30.8	37.4
Capital lease obligations	15.9	5.9	9.3	0.7	—
Supply agreements(3)	2.5	2.5	—	—	—
Expected interest payments(4)	71.3	26.0	45.4	—	—
Other(5)	0.3	0.3	—	—	—

Total contractual cash obligations	$539.3	$53.7	$314.2	$134.2	$37.4

(1)	Amounts shown do not include $0.7 million of unamortized premium that will be amortized over the term of the senior notes.
(2)	Operating lease payments have not been reduced by minimum sublease rentals of $3.0 due to the Company in the future under noncancelable subleases.
(3)

We are party to a supply agreement in which we are committed to purchase a minimum of $2.5 million over the two year period beginning January 1, 2007 and ending December 31, 2008. We do not believe this purchase commitment exceeds our future consumption requirements.

(4)

Represents expected interest payments for the life of our senior notes and interest related to our interest rate swap agreement. The amounts included in this table exclude any interest payments which may be made related to our revolving credit facility. If the December 29, 2007 weighted average interest rate of 7.4% and balance outstanding of $102.7 million were to remain constant throughout the remainder of the revolving credit facility, our total future interest payments under the facility would be approximately $27.9 million. The expected payments on our senior notes were calculated using the principal amount of the notes outstanding of $225.0 million, the stated interest rate of 11.25% and the semi-annual payment dates of April 15 and October 15 of each year. Expected interest payments on our interest rate swap agreement were calculated using a notional amount of $10 million and an interest rate of 8%. The swap agreement matures in October 2008.

(5)	Represents note payable to former owner of Amtex.

In addition, due to the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) on December 31, 2006, we have recorded a $0.8 million liability as of December 29, 2007 that may be payable in the future, although timing of payment cannot be reasonably estimated. For more information, see Note 12 to the consolidated financial statements.

INFLATION

Prices of certain of the products we distribute, particularly T-shirts, are determined primarily based on market conditions, including the price of raw materials and available capacity in the industry. In general, we pass along to our customers any changes in the market price we pay for the products we distribute on a real-time basis. Due to competitive market conditions, the average selling prices for certain of the products we distribute, particularly T-shirts, have historically demonstrated a declining trend. During the fourth quarter of 2007, however, certain of our trade brand suppliers announced price increases. To maintain our gross profit margin, we increased selling prices to our customers. Due to the recent increase in the price of cotton, the five largest trade brand suppliers announced a price increase effective March 31, 2008. We will again increase selling prices to our customers to maintain our gross profit margin.

SEASONALITY

Historically, the first quarter of our fiscal year generates the lowest levels of net sales, gross profit and operating profit. During 2006, first quarter net sales were approximately 21.9% of the total for the year and first quarter gross profit was approximately 21.0% of the total for the year. Due to the level of fixed operating expenses, operating profit is normally significantly lower in the first quarter of our fiscal year. During fiscal year 2006, 100% of our operating income was earned in the second, third and fourth quarters.

During 2007, first quarter net sales were approximately 21.2% of the total for the year and first quarter gross profit was approximately 21.6% of the total for the year. Due to the level of fixed operating expenses, operating profit is normally significantly lower in the first quarter of our fiscal year. During fiscal year 2007, excludeing the goodwill impairment charge of $87,261 recorded in the fourth fiscal quarter, we earned combined operating income of $3,613 in the second, third and fourth quarters compared to a full year loss of $4,220.

We have historically realized, and expect to continue to realize, slightly higher gross profit in the second half of the fiscal year. On a combined basis for Broder, Alpha and NES for 2006 and 2007, approximately 51% of the Company’s net sales and gross profit occurred in the second half of the year. This seasonality is primarily a result of the sale of higher priced products during the second half of the year, such as sweatshirts and winter-oriented outerwear.

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

As of December 29, 2007, we had $102.7 million of debt outstanding under our revolving credit facility. Our revolving credit facility is subject to variable interest rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the December 29, 2007 level of borrowings, and further considering the interest rate protection agreements currently in place (see following paragraph), we estimate that a one percentage point increase in interest on our variable rate debt agreements would have increased interest expense for fiscal 2007 by approximately $.9 million.

We have entered into interest rate protection agreements whereby we have contracted to pay a fixed interest rate in exchange for receipt of a variable rate. The $10.0 million notional principal amount under interest rate protection agreement at December 29, 2007 terminates in October 2008. We have elected not to apply hedge accounting for the currently outstanding interest rate protection agreement. Accordingly, we record our interest rate swaps at fair value on the balance sheet and record gains and losses on this contract as well as the periodic settlements of this contract through our statement of operations. We recorded other income (expense) of approximately $0.1 million, ($0.3) million and $1.0 million during the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007 and 2006, we had outstanding $225.0 million of our 11 1/4% senior notes due 2010. The fair value of our senior notes is estimated to approximate carrying value based on the current market rates available to us. We believe that the fair value of our senior notes approximated $173.3 million and $218.3 million at December 31, 2007 and 2006, respectively, based on quoted market values of the instruments.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K. While all significant accounting policies are important to our consolidated financial statements, some of these policies may be viewed as being critical. Such policies are those that are both most important to the portrayal of our financial condition and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe our most critical accounting policies are as follows:

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

Inventories. We maintain an allowance for potential losses on the disposal of our discontinued and slow moving inventory. Estimates for the allowance are based on past and estimated future sales of the product, historical realization of similar discontinued product and potential return of slow moving and discontinued product back to the mill. Cost of sales includes (i) the cost of product, (ii) inbound and outbound freight costs, (iii) the costs of purchasing, receiving, inspecting and handling and (iv) adjustments for various incentive programs offered to us by our vendors.

Income Taxes. The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires an asset and liability approach which requires the recognition of deferred income tax assets and deferred income tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. No valuation allowance was recorded as of December 31, 2006 since the Company had sufficient deferred tax liabilities to shield its deferred tax assets and was not relying on projected, future taxable income to be able to realize its deferred tax assets. Due to the Company’s continued net operating losses and its net deferred tax asset position excluding naked credits, the Company recorded a valuation allowance of $15.6 million during fiscal 2007.

Goodwill and Intangible Assets. Goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. We perform impairment evaluations for goodwill and indefinite-lived assets at least annually in the fourth quarter, or upon a triggering event, using discounted expected future cash flows. In addition, we have recorded other indefinite-lived intangible assets (the trade names “Alpha,” “Alpha Shirt Company,” as well as certain finite-lived intangible assets (primarily the trade names “NES Clothing” and “Harvard Square,” and customer relationship intangibles). These finite-lived intangible assets are being amortized on a straight-line basis over their average useful lives ranging from 1 to 8 years. Following the Company’s annual test for goodwill impairment, we determined that a change in the composition of the Alpha division’s tangible and intangible assets had occurred. Due primarily to an increase in the value of Alpha’s tangible assets, the Alpha division recorded a non-cash goodwill impairment charge of $87.3 million during the fourth quarter 2007. As of December 29, 2007, we had remaining goodwill of approximately $51.3 million and indefinite-lived intangible assets of $35.6 million. The impairment test procedures performed in accordance with our annual impairment testing require us to make comprehensive estimates of future revenues and cash flows. Due to uncertainties associated with such estimates, actual results could differ from such estimates. Material differences between actual results and the estimates used may result in the determination that some or all of our remaining goodwill has become impaired, which could result in additional impairment charges in the future. If we determine that there are additional impairments to our goodwill or intangibles in the future, the resulting non-cash charge could be substantial.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a final Staff Position to allow for a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. We are currently evaluating the impact of SFAS No. 157 on our financial condition, results of operations and cash flows.

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

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We have adopted FIN 48 as of December 31, 2006, as required, and recorded an adjustment to decrease retained earnings at December 31, 2006 by $0.9 million representing the cumulative effect of adopting FIN 48.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Non controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods beginning after January 1, 2009. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

Sarbanes-Oxley Section 404 Compliance

We incur certain costs associated with being an SEC registrant because of covenants in the indenture governing our senior notes. We are currently a “non-accelerated filer.” For the year ended December 29, 2007, under current rules, pursuant to Section 404(a) of the Sarbanes-Oxley Act, management is required to deliver a report that assesses the effectiveness of our internal controls over financial reporting. The SEC issued a release in February 2008, however, announcing that the Commission had proposed a one-year extension of the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor’s attestation report on internal controls over financial reporting. The proposed deadline for the auditor’s attestation report has been moved to the first annual report for fiscal years ending on or after December 15, 2009. Public comments on the proposed extension of the auditor attestation requirement should be received by the Commission within 30 days of its publication in the Federal Register.

As part of our ongoing emphasis on internal controls, we will continue our efforts to implement process enhancements, document the system of internal controls over key processes, assess their design, remediate any deficiencies identified and test their functionality. We began documenting and/or implementing the additional processes and procedures necessary for Sarbanes-Oxley Section 404 compliance during 2006, and such work was substantially completed in the fourth quarter of 2007. Annual testing of reporting controls for 2007 and the issuance of management’s internal assessment report were completed in the first quarter of 2008.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Broder Bros., Co.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Broder Bros., Co. (the “Company”) at December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the fiscal three years in the period ended December 29, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

/s/ PRICEWATERHOUSECOOPERS LLP

Philadelphia, Pennsylvania
March 28, 2008

Broder Bros., Co.

CONSOLIDATED BALANCE SHEETS

December 29, 2007 and December 30, 2006

	2007	2006
	(dollars in thousands, except share amounts)
ASSETS
Current assets
Cash	$4,634	$4,270
Accounts receivable, net of allowance for doubtful accounts of $6,847 at December 29, 2007 and $5,814 at December 30, 2006	85,266	85,103
Finished goods inventory	191,800	233,287
Prepaid and other current assets	9,454	9,787
Deferred income taxes	3,484	8,919

Total current assets	294,638	341,366
Fixed assets, net	31,420	24,220
Goodwill	51,266	138,412
Other intangibles	51,722	60,775
Deferred financing fees, net	6,373	8,604
Deferred income taxes	—	4,562
Other assets	1,813	2,339

Total assets	$437,232	$580,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligations	$4,946	$3,008
Accounts payable	89,768	97,275
Accrued expenses	22,039	23,195
Accrued interest	6,612	6,600

Total current liabilities	123,365	130,078
Long-term debt and capital lease obligations, net of current portion	337,627	341,289
Deferred income taxes	17,124	33,590
Other long-term liabilities	17,236	9,313

Total liabilities	495,352	514,270
Redeemable Securities
Class B and L, Series 3 and 4 common stock	245	365

Commitments and contingencies
Shareholders’ equity
Class L, Series 1 common stock; par value $0.01 per share; 2,000,000 shares authorized; 963,637 shares issued and outstanding (aggregate liquidation preference of $38,941 and $34,440 as of December 29, 2007 and December 30, 2006, respectively)	10	10
Class L, Series 2 common stock; par value $0.01 per share; 2,000,000 shares authorized; 931,635 shares issued and outstanding (aggregate liquidation preference of $28,508 and $24,651 as of December 29, 2007 and December 30, 2006, respectively)	10	10
Class L, Series 3 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,778,057 shares issued and outstanding (aggregate liquidation preference of $112,261 and $99,288 as of December 29, 2007 and December 30, 2006, respectively)	28	28
Class L, Series 4 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,685,802 shares issued and outstanding (aggregate liquidation preference of $82,186 and $71,066 as of December 29, 2007 and December 30, 2006, respectively)	27	27
Class A, common stock; par value $0.01 per share; 15,000,000 shares authorized; 9,695,252 shares issued and outstanding	102	102
Class B, common stock; par value $0.01 per share; 35,000,000 shares authorized; 28,644,854 issued and outstanding	287	287

	2007	2006
	(dollars in thousands, except share amounts)
Warrants - Class L, Series 3	1,477	1,477
Additional paid-in capital	123,466	122,880
Accumulated other comprehensive income (loss)	1	(15)
Accumulated deficit	(180,587)	(56,154)
Treasury stock; 615,859 and 615,859 shares of Class A common stock; 302,485 and 274,249 shares of Class B common stock; 36,363 and 36,363 shares of Class L, Series 1 common stock; 35,156 and 35,156 shares of Class L, Series 2 common stock; 29,337 and 26,599 shares of Class L, Series 3 common stock; 28,360 and 25,713 shares of Class L, Series 4 common stock; 5,930 and 5,930 Class L, Series 1 warrants; and 1,369 and 1,065 Class L, Series 3 warrants, at cost, at December 29, 2007 and December 30, 2006, respectively	(3,186)	(3,009)

Total shareholders’ equity	(58,365)	65,643

Total liabilities and shareholders’ equity	$437,232	$580,278

The accompanying notes are an integral part of the consolidated financial statements.

Broder Bros., Co.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

	2007	2006	2005
	(dollars in thousands)
Net sales	$929,124	$959,268	$978,417
Cost of sales (exclusive of depreciation and amortization included in warehousing, selling and administrative below)	762,971	778,549	798,419

Gross profit	166,153	180,719	179,998
Warehousing, selling and administrative	157,375	150,045	145,957
Restructuring and asset impairment charges	12,994	4,089	1,880
Goodwill impairment charge	87,261	—	—

Total operating expenses	257,630	154,134	147,837

Income (loss) from operations	(91,477)	26,585	32,161
Other (income) expense
Interest	38,512	40,093	37,672
Change in fair value of interest rate swaps	(96)	265	(959)

Total other expense	38,416	40,358	36,713

Loss before income taxes	(129,893)	(13,773)	(4,552)
Income tax benefit	(5,834)	(6,036)	(1,641)

Net loss	$(124,059)	$(7,737)	$(2,911)

The accompanying notes are an integral part of the consolidated financial statements.

Broder Bros., Co.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

	Common stock
	Shares (A)	Amount	Shares (L-1)	Amount	Shares (L-2)	Amount	Shares (L-3)	Amount	Shares (L-4)	Amount	Shares (B)	Amount
	(dollars in thousands)
Balance, December 25, 2004	9,695,252	96	963,637	10	931,635	10	2,771,042	28	2,679,019	27	28,572,519	286
Amortization of FAS 133 transition adjustment net of taxes of $37	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of stock upon redemption of redeemable securities (see Notes 3 and 5)	—	—	—	—	—	—	7,015	—	6,783	—	72,335	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance, December 31, 2005	9,695,252	96	963,637	10	931,635	10	2,778,057	28	2,685,802	27	28,644,854	286
Amortization of FAS 133 transition adjustment net of taxes of $7	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of stock upon redemption of redeemable securities (see Notes 3 and 5)	—	—	—	—	—	—	—	—	—	—	—	—
Exchange for treasury shares	—	6	—	—	—	—	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance, December 30, 2006	9,695,252	$102	963,637	$10	931,635	$10	2,778,057	$28	2,685,805	$27	28,644,854	$287
FIN-48 Adoption
Amortization of FAS 133 transition adjustment net of taxes of $7	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of stock upon redemption of redeemable securities (see Notes 3 and 5)	—	—	—	—	—	—	—	—	—	—	—	—
Exchange for treasury shares	—	—	—	—	—	—	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance, December 29, 2007	9,695,252	$102	963,637	$10	931,635	$10	2,778,057	$28	2,685,805	$27	28,644,854	$288

	Warrants	Additional paid-in- capital	Employee note receivable	Accumulated other comprehensive income	Accumulated deficit	Treasury stock (See Note 3)		Total	Comprehensive income (loss)
						Shares	Amount
	(dollars in thousands)
Balance, December 25, 2004	1,471	119,792	—	(111)	(45,506)	100,000	(20)	76,083	(1,372)

Amortization of FAS 133 transition adjustment net of taxes of $37	—	—	—	77	—	—	—	77	77
Issuance of stock upon redemption of redeemable securities (see Notes 3 and 5)	1	774	—	—	—	210,773	(952)	(177)	—
Stock-based compensation expense	—	241	—	—	—	—	—	241	—
Net loss	—	—	—	—	(2,911)	—	—	(2,911)	(2,911)

Balance, December 31, 2005	1,472	120,807	—	(34)	(48,417)	310,773	(972)	73,313	(2,834)
Amortization of FAS 133 transition adjustment net of taxes of $7	—	—	—	19	—	—	—	19	19
Issuance of stock upon redemption of redeemable securities (see Notes 3 and 5)	5	319	—	—	—	—	—	324	—
Exchange for treasury shares	—	1,250	—	—	—	710,161	(2,037)	(780)	—
Stock-based compensation expense	—	504	—	—	—	—	—	504	—
Net loss	—	—	—	—	(7,737)	—	—	(7,737)	(7,839)

Balance, December 30, 2006	$1,477	$122,880	$—	$(15)	$(56,154)	1,020,934	$(3,009)	$65,643	$(7,820)

FIN-48 Adoption					(374)			(374)
Amortization of FAS 133 transition adjustment net of taxes of $7	—	—	—	16	—	—	—	16	16
Issuance of stock upon redemption of redeemable securities (see Notes 3 and 5)	—	119	—	—	—	33,925	(177)	(58)	—
Exchange for treasury shares	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	467	—	—	—	—	—	467	—
Net loss	—	—	—	—	(124,059)	—	—	(124,059)	(124,059)

Balance, December 29, 2007	$1,477	$123,466	$—	$1	$(180,587)	1,054,859	$(3,186)	$(58,365)	$(124,043)

The accompanying notes are an integral part of the consolidated financial statements.

Broder Bros., Co.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

	2007	2006	2005
	(dollars in thousands)
Cash flows from operating activities
Net loss	$(124,059)	$(7,737)	$(2,911)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	10,107	7,967	6,079
Amortization	11,034	16,887	16,234
Provision for losses on accounts receivable	2,231	923	2,630
Deferred income taxes	(5,746)	(6,091)	(1,066)
Stock-based compensation	466	504	241
Change in fair value of interest rate swaps	(96)	(265)	(959)
Loss on disposal of fixed assets	130	172	—
Asset impairment charges	87,261	107	401
Changes in operating accounts
Accounts receivable	(2,394)	949	1,432
Finished goods inventory	41,487	(8,744)	(41,762)
Prepaid and other current assets	859	459	(6,180)
Accounts payable	(5,822)	(10,845)	(14,903)
Accrued liabilities and other	5,679	4,638	4,967

Net cash provided by (used in) operating activities	21,137	(1,076)	(35,797)

Cash flows from investing activities
Acquisition of fixed assets	(8,460)	(8,892)	(6,323)
Acquisition of Amtex Imports Inc.	—	(6,754)	—
Acquisition of Alpha Shirt Co.	—	—	97

Net cash used in investing activities	(8,460)	(15,646)	(6,226)

Cash flows from financing activities
Borrowings on revolving credit agreement	469,500	498,700	508,100
Repayments on revolving credit agreement	(477,200)	(478,300)	(462,100)
Payments of principal on capital lease obligations	(2,751)	(1,216)	(1,290)
Payments for treasury stock purchases	—	—	(952)
Payment of financing fees	—	(828)	(405)
Redemption of redeemable securities	(177)	(2,036)	—
Proceeds from payment of employee note receivable	—	463	—
Change in book overdraft	(1,685)	904	(346)

Net cash (used in) provided by financing activities	(12,313)	17,687	43,007

Net increase (decrease) in cash	364	965	984
Cash at beginning of year	4,270	3,305	2,321

Cash at end of year	$4,634	$4,270	$3,305

Supplemental disclosure of cash flow information
Interest paid	$36,423	$34,931	$32,007

Taxes paid, net of refunds	$420	$170	$317

Assets acquired as a result of capital lease obligations	$8,977	$5,915	$3,266

The accompanying notes are an integral part of the consolidated financial statements.

Broder Bros., Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

Broder Bros., Co. (the “Company”) is a national wholesale distributor of imprintable sportswear and related products which include undecorated or “blank” T-shirts, sweatshirts, polo shirts, caps, bags and other imprintable accessories that are decorated primarily for advertising and promotional purposes. Products are sold to screen printers, embroiderers and advertising specialty companies through eight distribution centers and ten Express locations strategically located throughout the United States. These customers decorate the Company’s products with corporate logos, brands and other images, and then sell the imprinted sportswear and accessories to a highly diversified range of end-customers including Fortune 1000 companies, sporting venues, concert promoters, athletic leagues, educational institutions and travel resorts.

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

The Company operates on a 52/53-week year basis with the year ending on the last Saturday of December. The years ended December 29, 2007 and December 30, 2006 each consisted of 52 weeks and the year ended December 31, 2005 consisted of 53 weeks. Fiscal periods are identified according to the calendar period that they most accurately represent. For example, the year ended December 29, 2007 is referred to herein as “fiscal 2007,” “fiscal year 2007” or “fiscal year ended December 31, 2007.”

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

Activity in the allowance for doubtful accounts for the years ended December 31, 2007, 2006 and 2005 was as follows:

	December 31, 2007	December 31, 2006	December 31, 2005
	(dollars in thousands)
Balance, beginning of year	$5,814	$5,352	$4,664
Provision charged to expense	2,231	923	2,630
Charges to allowance	(1,198)	(461)	(1,942)

Balance, end of year	$6,847	$5,814	$5,352

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

The Company maintains an allowance for potential losses on the disposal of its discontinued and slow moving inventory. The allowance for excess and discontinued inventory balances at December 31, 2007 and 2006 were approximately $8.2 million and $8.6 million, respectively.

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

SFAS No. 142 requires us to perform an annual assessment for possible impairment for our goodwill and other indefinite-lived intangible assets. We conduct our annual impairment test during the fourth quarter of each year. Following the Company’s annual test for goodwill impairment, we determined that a change in the composition of the Alpha division’s tangible and intangible assets had occurred. Due primarily to an increase in the value of Alpha’s tangible assets, the Alpha division recorded a non-cash goodwill impairment charge of $87.3 million during the fourth quarter 2007. As of December 29, 2007, we had remaining goodwill of approximately $51.3 million and indefinite-lived intangible assets of $35.6 million.

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

Internal use software costs

The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. These costs are being amortized over a period of three years. The Company capitalized approximately $2.2 million and $2.4 million of purchased or developed computer software for the years ended December 31, 2007 and 2006, respectively. The unamortized computer software costs were approximately $3.2 million and $3.2 million at December 31, 2007 and 2006, respectively. The amounts charged to depreciation expense for the amortization of software costs were approximately $2.1 million, $1.4 million and $1.3 million in fiscal 2007, 2006 and 2005, respectively.

Catalog costs, co-op and marketing allowances and other advertising expenses

The Company incurs catalog and advertising costs to promote its products. Catalog costs, consisting primarily of the Company’s annual production for its catalogs, printing and postage costs, are capitalized and amortized over the life of the catalog, not to exceed twelve months for the subsequent year. Until fiscal 2006, catalogs were mailed in January. In October 2006, however, the Company mailed its fiscal 2007 catalogs. As a result, the fiscal 2006 catalog was amortized during the period January through September 2006 and the fiscal 2007 catalog is being amortized over the period October 2006 through September 2007 and the fiscal 2008 catalog is being amortized over the period October 2007 through September 2008.

At December 31, 2007 and 2006, approximately $7.1 million and $6.7 million, respectively, of prepaid catalog costs were reported as other current assets. Prepaid catalog costs at December 31, 2007 represent the unamortized portion of the fiscal 2008 catalog. Prepaid catalog costs at December 31, 2006 represent prepaid catalog costs incurred for the fiscal 2007 catalog. Total catalog expense, net of expected vendor co-op advertising allowances earned and reimbursements by customers for catalogs purchased, was approximately $3.4 million, $5.2 million and $4.1 million in fiscal 2007, 2006 and 2005, respectively.

The Company records co-op marketing and advertising allowances received from vendors as a reduction of directly corresponding costs incurred within warehousing, selling and administrative expenses. Such amounts netted against warehousing, selling and administrative expenses were approximately $6.3 million, $7.2 million and $6.5 million for fiscal 2007, 2006 and 2005, respectively.

The Company periodically advertises through means other than its catalog and these costs are expensed as incurred. Other advertising expense was approximately $0.7 million, $0.6 million and $2.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Goodwill and other intangibles

The Company performs a goodwill impairment evaluation as of each fiscal year end using discounted expected future cash flows. The Company performs impairment evaluations for goodwill and indefinite-lived intangible assets at least annually in the fourth quarter, or upon a triggering event, using discounted expected future cash flows. Substantially all goodwill is not deductible for income tax purposes. Following the Company’s annual test for goodwill impairment, we determined that a change in the composition of the Alpha division’s tangible and intangible assets had occurred. Due primarily to an increase in the value of Alpha’s tangible assets, the Alpha division recorded a non-cash goodwill impairment charge of $87.3 million during the fourth quarter 2007.

The gross carrying amounts and accumulated amortization for the Company’s intangible assets at December 31, 2007 and 2006 are summarized below:

		December 31, 2007		December 31, 2006
	Amortizable Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Trademarks / Trade names—Indefinite life	N/A	$35,600	$—	$35,600	$—
Trademark/Trade names—Defined life	1 to 5 years	8,700	(8,040)	8,700	(6,091)
Customer Relationships	2 to 8 years	61,480	(46,233)	61,480	(39,297)
Other	3 to 5 years	1,706	(1,526)	1,706	(1,323)

		107,486	(55,799)	107,486	(46,711)

The Company’s trade name intangible assets with indefinite lives were the result of the Alpha acquisition in September 2003. The Company owns the rights to “Alpha Shirt Company” under which the Alpha division markets its product portfolio. The Company performs impairment evaluations for these indefinite-lived intangible assets at least annually in the fourth quarter, or upon a triggering event, using discounted expected future cash flows. The Company determined that no adjustments were necessary when it performed its annual impairment testing in the fourth quarter of fiscal 2007, 2006 and 2005.

The Company’s net trademarks and trade name intangible assets with defined lives resulted from the Alpha acquisition in September 2003, the NES acquisition in August 2004, and the Amtex acquisition in September 2006. Amortization expense of these trademark and trade name intangible assets was approximately $1.9 million, $2.3 million and $2.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Amortization expense for intangible assets approximated $9.1 million, $11.0 million and $12.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated amortization expense for the next five fiscal years beginning December 31, 2007 is expected to be approximately $7.1 million, $4.8 million, $3.2 million, $1.3 million and $0.3 million, respectively.

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

Stock options

Effective December 26, 2004 the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, and its related implementation guidance. With the adoption of SFAS No. 123R, the Company is required to record compensation expense on stock options granted to employees. In accordance with SFAS No. 123R, the Company has applied the prospective transition method, whereby it will continue to account for any portion of awards outstanding at the date of transition using the accounting principles originally applied to those awards. Accordingly, upon adoption of SFAS No. 123R, there was no effect on income from continuing operations, income before income taxes, net income, cash flow from operations, or cash flow from financing activities. During the period from adoption through December 31, 2007, there were no modifications or repurchases of existing awards.

During 2005, options to purchase 118,647 shares of Class B common stock, 12,785 shares of Class L, Series 3 common stock and 11,125 shares of Class L, Series 4 common stock were issued, which resulted in the recognition of approximately $0.1 million in stock compensation expense. During 2006, options to purchase 1,357,147 shares of Class B common stock, 146,242 shares of Class L, Series 3 common stock and 127,249 shares of Class L, Series 4 common stock were issued, which resulted in the recognition of approximately $0.5 million in stock compensation expense. During 2007, there were no new options granted. The Company recognized $0.5 million in stock compensation expense in fiscal 2007 associated with the vesting of options granted in prior years. The Black-Scholes option pricing model was used to estimate the fair value for the option grants. The Company used the fair value method using a risk-free rate of 5.0%, an expected life of 5 years, a volatility of 25% and a dividend yield of zero.

Fair value of financial instruments

Cash, accounts receivable, net, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The fair value of the Company’s long-term debt is estimated to approximate carrying value based on the variable nature of the interest rates and current market rates available to the Company. The Company believes the fair value of the senior notes approximated $173.3 million and $218.3 million at December 31, 2007 and 2006, respectively, based on quoted market values of the instruments. Included in the accounts payable balance at December 31, 2007 and 2006 were outstanding checks of approximately $40.9 million and $41.6 million, respectively.

Accounting Changes

On December 31, 2006, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). Among other things, FIN 48 requires application of a “more likely than not” threshold to the recognition and de-recognition of tax positions. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. The December 31, 2006 transition reduced the Company’s retained earnings by $0.9 million, which included an adjustment to the liability for unrecognized tax benefits of $1.8 million that was reported in “other long-term liabilities” on the Company’s consolidated balance sheet. See Note 12 for additional information.

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

A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. No valuation allowance was recorded as of December 31, 2006 since the Company had sufficient deferred tax liabilities to shield its deferred tax assets and was not relying on projected, future taxable income to be able to realize its deferred tax assets. Due to the Company’s continued net operating losses and its net deferred tax asset position excluding naked credits, the Company recorded a valuation allowance of $15.6 million during fiscal 2007. See Note 12 for more information.

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

Reclassifications

As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

New accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a final Staff Position to allow for a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. We are currently evaluating the impact of SFAS No. 157 on our financial condition, results of operations and cash flows.

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

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We have adopted FIN 48 as of December 31, 2006, as required, and recorded an adjustment to decrease retained earnings at December 31, 2006 by $0.9 million representing the cumulative effect of adopting FIN 48.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Non controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods beginning after January 1, 2009. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

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

In September 2004, the Company issued new equity to certain executive officers of the Company with proceeds aggregating approximately $0.8 million. The shares may be put to the Company at their then fair market value if the executive or Company terminates employment for any reason other than for cause or without good reason. The fair value of these shares, net of a related executive note receivable of $0.4 million at December 31, 2005, is recorded as other long-term liabilities on the consolidated balance sheets as of December 31, 2006 and 2005 (see Note 5). The new equity issued to certain executive officers was comprised of:

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

During each of 2007, 2006 and 2005, executives who held Company shares resigned and the Company purchased their shares (see Note 8). Treasury shares are summarized below (dollars in thousands).

	Class A	Class B	Class L-1	Class L-2	Class L-3	Class L-4	L-1 Warrants	L-3 Warrants	Total Shares	Cost
Balance, December 31, 2004	100,000	—	—	—	—	—	—	—	100,000	$(20)
Redemption of redeemable securities	—	175,422	—	—	17,014	16,447	1,890	—	210,773	(952)

Balance, December 31, 2005	100,000	175,422	—	—	17,014	16,447	1,890	—	310,773	$(972)
Redemption of redeemable securities	515,859	98,827	36,363	35,156	9,585	9,266	4,040	1,065	710,161	(2,037)
Balance, December 31, 2006	615,859	274,249	36,363	35,156	26,599	25,713	5,930	1,065	1,020,934	$(3,009)
Redemption of redeemable securities	—	33,883	—	—	3,286	3,176	(1,888)	2,255	40,712	(114)
Balance, December 31, 2007	615,859	308,132	36,363	35,156	29,885	28,889	4,042	3,320	1,061,646	$(3,123)

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

The following table represents the allocation of the purchase price to assets acquired and liabilities assumed and the amortizable lives for each of the intangible assets:

(dollars in thousands)
Accounts receivable	$3,348
Inventory	7,992
Other assets	13
Fixed assets	88
Customer relationships (3 years)	800
Trademarks/tradename (1 year)	200
Non-compete agreement (4 years)	210
Goodwill	1,432
Accounts payable and other liabilities	(7,029)

Net Purchase Price	$7,054

Amtex’s results of operations have been included in the consolidated financial statements since the date of acquisition.

5. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following:

	December 31, 2007	December 31, 2006
	(dollars in thousands)
Revolving credit facility	$102,700	$110,400
Senior notes	225,000	225,000
Promissory note payable (to former owner of Amtex)	300	300
Unamortized debt premium	719	969
Capital lease obligations	13,854	7,628

	342,573	344,297
Less: current portion	4,946	3,008

Total long-term debt and capital lease obligations, excluding current portion	$337,627	$341,289

Principal payments on the revolving credit facility, senior notes and capital lease obligations for the next five years and thereafter are as follows:

(dollars in thousands)
2008	$5,879
2009	4,920
2010	228,845
2011	103,414
2012	—
Thereafter	—

Revolving Credit Facility

In August 2006, the Company entered into an Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement matures on August 31, 2011, and amended and restated the Company’s revolving credit agreement, dated as of September 22, 2003, by and among the Company, the lenders thereto and the agents named therein (the “Revolver Agreement”). Certain of the Lenders under the Credit Agreement were also lenders under the Revolver Agreement. Subject to compliance with the terms of the Indenture governing the Senior Notes and the Credit Agreement, the Borrower may borrow up to $225 million under the Credit Agreement for working capital, capital expenditures, permitted acquisitions and other corporate purposes. The Credit Agreement matures on August 31, 2011.

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

The Credit Agreement contains both affirmative and negative covenants which, among other things, may require the Company to meet a minimum consolidated fixed charge coverage ratio, as defined in the credit facility, and places limits upon disposals of assets, mergers and acquisitions, further indebtedness, transactions with affiliates and other customary restrictions. The occurrence of certain of these events may accelerate required repayment. As of December 31, 2007, the Company was in compliance with all covenants.

The Credit Agreement provides for interest based upon a fixed spread above the bank’s prime lending rate, or other rate options which are periodically fixed at a spread over the bank’s LIBOR lending rate. Total unused credit facility fees under the Credit Agreement and the Revolver Agreement were approximately $0.3 million for the twelve months ended December 31, 2007. The effective interest rate at December 31, 2007 was 6.4% and the weighted average interest rate on borrowings under a Revolver Facility for the twelve months ended December 31, 2007 was 7.4%. As of December 31, 2007, outstanding borrowings on the Credit Agreement were $102.7 million, which left $55.5 million of available borrowing capacity as determined by borrowing base availability. The effective interest rate at December 31, 2006 was 6.8%. As of December 31, 2006, outstanding borrowings on the Revolver Agreement were $110.4 million, which left $68.3 million of available borrowing capacity as determined by borrowing base availability.

The Company incurred $0.8 million in debt issuance costs in connection with the Credit Agreement. These costs are being amortized to interest expense on a straight-line basis over the life of the Credit Agreement.

In accordance with EITF 96–19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” the Company wrote off approximately $3.0 million of unamortized debt issuance costs in fiscal 2006 related to the Revolver Agreement. These costs are included in interest expense in the consolidated statement of operations.

The Credit Agreement also contains a provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the Credit Agreement of $225.0 million. As of December 29, 2007 and December 30, 2006, the Company had approximately $9.1 million and $12.5 million, respectively, of outstanding letters of credit primarily related to commitments for the purchase of inventory.

On April 2, 2007, the Company provided notice to the administrative agent for the credit facility of the occurrence and cure of a default under Article VIII(g)(ii) of the Credit Agreement. A default existed under the indenture governing the Senior Notes and the Credit Agreement as a result of the failure by the Company to file its Annual Report on Form 10-K for the year ended December 30, 2006 with the Securities and Exchange Commission (“SEC”) within the time period specified in the SEC’s rules and regulations as required by Section 4.03 of the indenture, which was March 30, 2007. The Annual Report on Form 10-K for the year ended December 30, 2006 was filed with the SEC on April 2, 2007 which cored the default. As of December 29, 2007, the Company was in compliance with all covenants under the Credit Agreement.

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

On April 2, 2007, the Company provided notice to the trustee for the indenture of the occurrence and cure of a default under Section 4.03 of the indenture. A default existed under the indenture governing the senior notes and the Credit Agreement as a result of the failure by the Company to file its Annual Report on Form 10-K for the year ended December 30, 2006 with the SEC within the time period specified in the SEC’s rules and regulations as required by Section 4.03 of the indenture, which was March 30, 2007. The Annual Report on Form 10-K for the year ended December 30, 2006 was filed with the SEC on April 2, 2007. As of December 29, 2007, the Company was in compliance with all covenants under the indenture.

ASHI, Inc. was acquired in connection with the September 2003 acquisition of Alpha Shirt Holdings, Inc. On March 28, 2005, ASHI, Inc. was merged with and into Broder Bros., Co. and ceased to be a guarantor of any of the Company’s debt.

Interest Rate Swap Agreement

As a condition of its revolving credit facility that was retired in September 2003, the Company was required to enter into interest rate protection agreements. The Company does not use derivatives for speculative purposes. The Company has an outstanding interest rate swap agreement with a commercial bank that had a notional amount of $10.0 million at December 31, 2007 and 2006. The interest rate swap agreement matures in October 2008.

The Company is exposed to credit loss in the event of nonperformance by the counter party. The Company does not anticipate nonperformance to be likely. The Company elected not to apply hedge accounting for these swap agreements. The fair value of these interest rate swaps approximated $(0.2) million and $(0.3) million at December 31, 2007 and December 31, 2006, respectively. These decreases in negative value during fiscal 2007 and 2006 have been recognized in earnings. In addition, less than $0.1 million of the initial transition adjustment was reclassified to earnings during the years ended December 31, 2007 and 2006. The swap is classified on the consolidated balance sheets based on the expected timing of the cash flows related to the swap. Approximately $0.2 million was classified as a current liability as of December 31, 2007 and $0.3 million was classified as an other long-term liability at December 31, 2006.

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

Also during 2004, Bain Capital sold shares of its common stock of the Company to certain executives at their fair market value. These shares may be put to the Company at their fair market value if the executive is terminated for any reason other than for cause, or if the executive resigns with good reason as defined in the applicable employment agreement. The Company repurchased shares during fiscal years 2005, 2006 and 2007 that were owned by former executives who left the Company voluntarily. These shares are recorded below liabilities and outside of permanent equity on the consolidated balance sheets at December 29, 2007 and December 31, 2006 in accordance with EITF Topic No. 98-D, “Classification and Measurement of Redeemable Securities.”

Two executives who held Company shares left the Company during 2007 and the Company purchased such shares, which resulted in increases to additional paid-in capital and treasury stock during fiscal 2007. In addition, two executives who held Company shares left the Company during 2006 and the Company purchased the executives’ shares, which resulted in increases to additional paid-in capital and treasury stock (see Note 3) during fiscal 2006.

These shares have been recorded on the consolidated balance sheets at each of the following dates:

	Number of Shares	Common Stock at Par Value	Additional Paid-in Capital	Liquidated Preference
	(dollars in thousands)
December 29, 2007
Class B	72,701	$0.7	$16	$—
Class L, Series 3	7,052	0.1	124	285.0
Class L, Series 4	6,816	0.1	106	208.6
December 30, 2006
Class B	106,584	$1.1	$23	$—
Class L, Series 3	10,338	0.1	185	369.5
Class L, Series 4	9,992	0.1	156	264.1

6. Fixed Assets

Property and equipment (and the estimated useful lives of the related assets) consisted of the following:

	December 31, 2007	December 31, 2006
	(dollars in thousands)
Leasehold improvements (lesser of 10 years or remaining lease term)	$5,698	$4,819
Machinery and equipment (5–7 years)	29,194	23,532
Furniture and fixtures (7 years)	7,728	7,549
Computers and software (3–5 years)	22,479	28,420
Vehicles (5 years)	73	72
Construction in process	2,097	488

	67,269	64,880
Less: accumulated depreciation	35,849	40,660

Fixed assets, net	$31,420	$24,220

Depreciation expense, which includes depreciation on capital leases, was approximately $10.1 million, $8.0 million and $6.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

7. Leases

Capital leases

As of December 31, 2007, capital lease obligations included in long-term debt are as follows:

(dollars in thousands)
Payable in:
2008	$5,879
2009	5,534
2010	3,777
2011	718
2012	—

Total minimum capital lease payments	15,908
Less—imputed interest	(1,783)

Present value of net minimum capital lease payments	$14,125

The net book value of property and equipment recorded under capital leases as of December 31, 2007 and 2006 was approximately $11.6 million and $7.1 million, respectively, representing certain warehouse equipment, computer hardware and software and furniture and fixtures. Accumulated depreciation of the property and equipment recorded under capital leases was approximately $3.1 million and $1.3 million as of December 31, 2007 and 2006, respectively. Depreciation expense on the outstanding obligations under the capital leases was approximately $3.0 million, $1.0 million and $0.9 million in fiscal 2007, 2006 and 2005, respectively.

Operating leases

The Company leases facilities and equipment pursuant to operating leases expiring at various times over the next eleven years. Total rent expense incurred under the leases was approximately $13.6 million, $13.3 million and $11.4 million in fiscal 2007, 2006 and 2005, respectively. The Company has certain operating lease agreements which contain provisions for scheduled rent increases. Rent expense for these agreements is recognized on a straight-line basis over the minimum lease term.

The future minimum operating lease payments for noncancelable operating leases are as follows:

(dollars in thousands)
Payable in:
2008	$18,978
2009	17,749
2010	16,783
2011	15,873
2012	14,893
Thereafter	37,367

*Total future minimum operating lease payments	$121,643

*	Minimum payments have not been reduced by minimum sublease rentals of $3,033 due to the Company in the future under noncancelable subleases.

8. Related Party Transactions

In connection with the Alpha acquisition, the Company amended and restated its existing advisory services agreement with Bain Capital (the “Advisory Services Agreement”). The Advisory Services Agreement is a discretionary, contingency-based agreement, subject to certain limitations set forth therein. Before any such management fees may be paid, EBITDA, as defined in the Advisory Services Agreement, after giving effect to payment of the management fee, must be greater than

$52.0 million for Bain Capital to earn a fee. The Company believes that the terms of such Advisory Services Agreement with Bain Capital are no less favorable than those that could have been obtained pursuant to a similar agreement with an unrelated third party.

The Advisory Services Agreement states that for each full fiscal year beginning in fiscal 2006, Bain Capital may be paid a fee up to an annual maximum of $3.0 million at the discretion of the Company’s board of directors. The Company paid Bain Capital fees of $3.0 million for each of fiscal 2006 and 2005, respectively. No fee was earned in fiscal 2007.

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

In March 2006, the Company entered into a separation agreement with its former chief executive officer Vince Tyra. The agreement provided for, among other items, payments to the former executive in an aggregate amount of approximately $1.8 million, payable in 39 monthly installments; the purchase by the Company of equity securities owned by the former executive for an aggregate purchase price of approximately $2.0 million; and repayment to the Company by the former executive of approximately $0.5 million in payment of notes receivable issued by the Company in connection with the recapitalization which occurred in fiscal 2000. The monthly payments to the former executive are being made in consideration for a twenty-four month extension of a non-compete period, which resulted in a forty-two month non-compete period. At December 31, 2007, the consolidated balance sheet includes approximately $0.5 million in accrued expenses and $0.2 million in other long-term liabilities related to the future payments.

9. Defined Contribution Plans

The Company is a sponsor of an employee savings 401(k) plan covering substantially all employees who meet predetermined eligibility requirements. Contributions made by the Company are at the discretion of the Board of Directors. For the years ended December 31, 2007, 2006 and 2005, such contributions amounted to 100% of the first 2% and 25% of the next 4% of compensation deferred by the employee. Contributions to the plan for 2007, 2006 and 2005 were approximately $0.8 million, $0.8 million and $0.7 million, respectively.

10. Commitments and Contingencies

Self-Insured Health Plan

The Company maintains a self-insured health plan for some of its employees. The Company purchased stop loss insurance to supplement the health plan, which will reimburse the Company for individual claims in excess of $0.1 million annually in fiscal 2007, 2006 and 2005 and for aggregate claims exceeding approximately $5.0 million, $5.4 million and $2.5 million in fiscal 2007, 2006 and 2005, respectively. Approximately $0.6 million and $0.4 million were included in accrued liabilities for self-insured health plan costs at December 31, 2007 and 2006, respectively.

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

11. Stock Option Plans

The Company adopted a Stock Option Plan (the “2000 Plan”) effective with the May 2000 recapitalization under which officers, key employees, non-employee directors or consultants may be granted options to purchase shares of the Company’s authorized but unissued Class A and Class L common stock. The maximum number of shares of the Company’s Class A and Class L common stock available for issuance under the 2000 Plan is 1,500,000 and 50,000 shares, respectively. As of December 31, 2007, the maximum number of shares available for future grants under the 2000 Plan was 718,000 Class A shares and 50,000 Class L, Series 1 shares. During fiscal 2000, 550,000 shares of Class A common stock options were authorized at an exercise price of $0.1944 per share (the Tranche I options) and an additional 550,000 shares of Class A common stock options were authorized at an exercise price of $3.41 per share (the Tranche II options). Options otherwise unallocated from Tranche I and Tranche II will be allocated on a pro rata basis to the then current option holders in the event of certain corporate transactions. Options expire no later than ten years from the grant date and vest ratably over four years. Vesting may be accelerated in the event of specified transactions.

In fiscal 2004, the Company adopted the 2004 Executive Stock Option Plan (the “2004 Plan”) under which present and future executives, directors, consultants or advisers of the Company or its subsidiaries may be granted options to purchase shares of the Company’s authorized but unissued Class B and Class L, Series 3 or 4 common stock. The maximum number of shares of the Company’s stock available for issuance under the 2004 Plan is 426,174 Class L, Series 3 common shares, 370,820 Class L, Series 4 common shares and 3,954,897 Class B common shares. As of December 31, 2007, the maximum number of shares available for future grants under the 2004 Plan was 228,085 Class L, Series 3 common shares, 198,458 Class L, Series 4 common shares and 2,116,593 Class B common shares. Options expire no later than ten years from the grant date and vest ratably over four years. Vesting may be accelerated in the event of specified transactions.

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

	Options Allocated to Key Employees	Unallocated Options	Total # of Shares	Weighted Avg. Price Per Share
2000 Plan
Tranche I
Options outstanding at December 31, 2004	146,000	154,000	300,000	0.1944

Options exercised	—	—	—	—
Options granted	—	—	—	—
Options cancelled	(28,000)	28,000	—	0.1944

Options outstanding at December 31, 2005	118,000	182,000	300,000	0.1944

Options exercised	—	—	—	—
Options granted	—	—	—	—
Options cancelled	(13,000)	13,000	—	0.1944

Options outstanding at December 31, 2006	105,000	195,000	300,000	0.1944

Options exercised	—	—	—	—
Options granted	—	—	—	—
Options cancelled	(39,000)	39,000	—	0.1944

Options outstanding at December 31, 2007	66,000	234,000	300,000	0.1944

Exercisable at December 31, 2006	96,500	—	96,500	$0.1944

	Options Allocated to Key Employees	Unallocated Options	Total # of Shares	Weighted Avg. Price Per Share
Exercisable at December 31, 2007	66,000	—	66,000	$0.1944

Tranche II
Options outstanding at December 31, 2004	296,000	254,000	550,000	3.4100

Options exercised	—	—	—	—
Options granted	—	—	—	—
Options cancelled	(28,000)	28,000	—	3.4100

Options outstanding at December 31, 2005	268,000	282,000	550,000	3.4100

Options exercised	—	—	—	—
Options granted	—	—	—	—
Options cancelled	(163,000)	163,000	—	3.4100

Options outstanding at December 31, 2006	105,000	445,000	550,000	3.4100

Options exercised	—	—	—	—
Options granted	—	—	—	—
Options cancelled	(39,000)	39,000	—	3.4100

Options outstanding at December 31, 2007	66,000	484,000	550,000	3.4100

Exercisable at December 31, 2006	94,000	—	94,000	$3.4100
Exercisable at December 31, 2007	66,000	—	66,000	$3.4100

2004 Plan
Options outstanding at April 21, 2004 (commencement)
Class B Common Stock	—	3,954,897	3,954,897	$0.1944

Class L Common Stock, Series 3	—	426,174	426,174	15.7500

Class L Common Stock, Series 4	—	370,820	370,820	13.6900

Option grants during 2004
Options granted for Class B Common Stock	3,744,430	(3,744,430)	—	0.1944
Options granted for Class L Common Stock, Series 3	403,491	(403,491)	—	15.7500
Options granted for Class L Common Stock, Series 4	351,086	(351,086)	—	13.6900
Options outstanding at December 31, 2004
Class B Common Stock	3,744,430	210,467	3,954,897	0.1944

Class L Common Stock, Series 3	403,491	22,683	426,174	15.7500

Class L Common Stock, Series 4	351,086	19,734	370,820	13.6900

Options exercised during 2005
Options exercised for Class B Common Stock	—	—	—	—
Options exercised for Class L Common Stock, Series 3	—	—	—	—
Options exercised for Class L Common Stock, Series 4	—	—	—	—

	Options Allocated to Key Employees	Unallocated Options	Total # of Shares	Weighted Avg. Price Per Share
Option grants during 2005
Options granted for Class B Common Stock	118,647	(118,647)	—	0.1944
Options granted for Class L Common Stock, Series 3	12,785	(12,785)	—	28.5400
Options granted for Class L Common Stock, Series 4	11,125	(11,125)	—	20.3100
2004 Plan (continued)
Options cancelled during 2005
Options cancelled for Class B Common Stock	(1,285,824)	1,285,824	—	0.1944
Options cancelled for Class L Common Stock, Series 3	(138,558)	138,558	—	15.7500
Options cancelled for Class L Common Stock, Series 4	(120,562)	120,562	—	13.6900
Options outstanding at December 31, 2005
Class B Common Stock	2,577,253	1,377,644	3,954,897	0.1944

Class L Common Stock, Series 3	277,718	148,456	426,174	16.3388

Class L Common Stock, Series 4	241,649	129,171	370,820	13.9948

Options exercised during 2006
Options exercised for Class B Common Stock	—	—	—	—
Options exercised for Class L Common Stock, Series 3	—	—	—	—
Options exercised for Class L Common Stock, Series 4	—	—	—	—
Option grants during 2006
Options granted for Class B Common Stock	1,357,147	(1,357,147)	—	0.1944
Options granted for Class L Common Stock, Series 3	146,242	(146,242)	—	23.3219
Options granted for Class L Common Stock, Series 4	127,249	(127,249)	—	17.1397
Options cancelled during 2006

	Options Allocated to Key Employees	Unallocated Options	Total # of Shares	Weighted Avg. Price Per Share
Options cancelled for Class B Common Stock	(1,305,116)	1,305,116	—	0.1944
Options cancelled for Class L Common Stock, Series 3	(140,637)	140,637	—	17.2536
Options cancelled for Class L Common Stock, Series 4	(122,372)	122,372	—	14.3655
Options outstanding at December 31, 2006
Class B Common Stock	2,629,284	1,325,613	3,954,897	0.1944

Class L Common Stock, Series 3	283,323	142,851	426,174	19.4891

Class L Common Stock, Series 4	246,526	124,294	370,820	15.4341

Options exercised during 2007
Options exercised for Class B Common Stock	—	—	—	—
Options exercised for Class L Common Stock, Series 3	—	—	—	—
Options exercised for Class L Common Stock, Series 4	—	—	—	—
Option grants during 2007
Options granted for Class B Common Stock	—	—	—	—
Options granted for Class L Common Stock, Series 3	—	—	—	—
Options granted for Class L Common Stock, Series 4	—	—	—	—
Options cancelled during 2007
Options cancelled for Class B Common Stock	(790,980)	790,980	—	0.1944
Options cancelled for Class L Common Stock, Series 3	(85,234)	85,234	—	15.9029
Options cancelled for Class L Common Stock, Series 4	(74,164)	74,164	—	13.723
Options outstanding at December 31, 2007
Class B Common Stock	1,838,304	2,116,593	3,954,897	0.1944

Class L Common Stock, Series 3	198,089	228,085	426,174	21.0322

Class L Common Stock, Series 4	172,362	198,458	370,820	16.1703

Exercisable at December 31, 2005 for:
Class B Common Stock	1,135,374	—	1,135,374	$0.1944
Class L Common Stock, Series 3	122,345	—	122,345	$15.7500
Class L Common Stock, Series 4	106,455	—	106,455	$13.6900
Exercisable at December 31, 2006 for:
Class B Common Stock	993,652	—	993,652	$0.1944
Class L Common Stock, Series 3	107,073	—	107,073	$19.4891
Class L Common Stock, Series 4	93,166	—	93,166	$15.4341
Exercisable at December 31, 2007 for:
Class B Common Stock	903,959	—	903,959	$0.1944
Class L Common Stock, Series 3	97,407	—	97,407	$21.0322
Class L Common Stock, Series 4	84,757	—	84,757	$16.1703

A summary of options outstanding as of December 31, 2007 is as follows:

	Exercise Prices	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
2000 Plan:
Tranche I	$0.1944	66,000	66,000	0.1944	5.0 yrs.
Tranche II	$3.4100	66,000	66,000	3.4100	5.0 yrs.
2004 Plan:
Class B	0.1944	1,838,304	903,959	0.1944	8.1 yrs.
Class L, Series 3	15.75-28.54	198,089	97,407	21.0322	8.1 yrs.
Class L, Series 4	13.69-20.31	172,362	84,757	16.1703	7.3 yrs.

12. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions. In general, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2002.

As disclosed in Note 1, the Company accounts for income taxes in accordance with the provision of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). In accordance with SFAS No. 109, a valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. No valuation allowance was recorded as of December 30, 2006 since the Company had sufficient deferred tax liabilities to shield its deferred tax assets and was not relying on projected, future taxable income to be able to realize its deferred tax assets. Due to the Company’s continued net operating losses and its net deferred tax asset position excluding naked credits, the Company recorded a valuation allowance of $15.6 million during fiscal year 2007. The valuation allowance for deferred tax assets at December 29, 2007 relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance established in 2007 was primarily attributable to the recording of deferred tax assets associated with federal and state tax loss carryforwards at full value which required a valuation allowance.

As disclosed in Note 2, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on December 31, 2006. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The provisions of FIN 48 apply to all material tax positions in all taxing jurisdictions for all open tax years. FIN 48 establishes a two-step process for evaluating tax positions. Step 1 – Recognition, requires the Company to determine whether a tax position, based solely on its technical merits, has a likelihood of more than 50 percent (“more likely than not”) that the tax position taken will be sustained upon examination. Step 2 – Measurement, which is only addressed if Step 1 has been satisfied, requires the Company to measure the tax benefit as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement.

Under FIN 48 the Company determined that certain income tax positions did not meet the more-likely-than-not recognition threshold and, therefore, required a 100% reserve. Accordingly, as of December 31, 2006, the Company recorded a non-cash cumulative transition charge of approximately $0.4 million, recorded as a reduction to beginning retained earnings. The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2006, the Company had accrued approximately $0.2 million in interest and penalties.

The effect of unrecognized tax benefits on our consolidated balance sheets and results of operations is as follows:

FIN 48 Impact to Retained Earnings upon adoption at December 31, 2006	$374
FIN 48 Interest and Penalties Accrued	$232
FIN 48 Interest and Penalties Expensed	$39
Total Unrecognized Tax Benefit with potential ETR Impact at December 29, 2007	$347
Total Unrecognized Benefit that will significantly increase/decrease within 12 months	—

A reconciliation of the beginning and ending unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at December 31, 2006	$1,177
Gross Increases for tax positions of prior years	(150)
Gross Decreases for tax positions of prior years	—
Gross Increases—current-period tax positions	—
Settlements during the period	—
Lapse of statute of limitations	(339)

Unrecognized Tax Benefits—as of December 29, 2007	$688

It is expected that the amount of unrecognized tax benefits will change during the next 12 months; however, the Company does not anticipate any adjustments which would result in a material impact on its results of operations or financial position.

The federal and state income tax provision is summarized as follows:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Current
Federal	$145	$(4)	$(567)
State	299	159	(8)

	444	155	(575)

Deferred
Federal	(5,568)	(3,730)	(664)
State	(710)	(2,461)	(402)

	(6,278)	(6,191)	(1,066)

Total income tax benefit	$(5,834)	$(6,036)	$(1,641)

Total income tax expense differed from the amount computed by applying the U.S. federal income tax rate of 34% to earnings before income tax expense as a result of the following:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Computed expected tax rate at 34%	$(44,165)	$(4,681)	$(1,551)
State and local taxes, net of federal tax benefit	(2,276)	(750)	(270)
Change in state deferred tax rate	—	(769)	—
Permanent difference	24,905	—	—
FIN 48 Tax and Interest	(429)	87	248
Valuation Allowance	15,642	—	—
Other	489	77	(68)

Income tax benefit	$(5,834)	$(6,036)	$(1,641)

Deferred income tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	December 31, 2007	December 31, 2006
	(dollars in thousands)
Deferred tax assets
Inventory, principally due to costs capitalized for tax purposes in excess of those capitalized for financial reporting purposes and obsolescence reserve	$5,095	$5,265
Reserve for self insurance	226	166
Reserve for bad debts	2,594	2,238
Deferred compensation	517	433
Deferred rent	1,667	1,386
Acquisition costs	22	46
Vacation and bonus	445	463
Unrealized loss on interest rate swaps	93	132
NOL carryforward	12,093	466
Restructuring costs	6,059	3,278
Other	(699)	(393)

Gross deferred tax assets	28,112	13,480

Valuation Allowance
Federal valuation allowance	$(12,651)	$—
State valuation allowance	(2,991)	—

Total valuation allowance	(15,642)	—

Net deferred tax assets	12,470	13,480
Deferred tax liabilities
Other intangibles related to the acquisition of Alpha and NES	(17,869)	(22,976)
Tax depreciation in excess of book depreciation	(794)	(514)
Goodwill and amortization	(7,446)	(10,100)

Total deferred tax liabilities	(26,109)	(33,590)

Net deferred tax liability	$(13,639)	$(20,110)

Total income tax expense differed from the amount computed by applying the U.S. federal income tax rate of 34% to earnings before income tax expense primarily as a result of state and local taxes. At December 29, 2007, the Company had a net operating loss carry forward of $10.3 million, and a state net operating loss carry forward of $1.3 million. These net operating loss carry forwards are offset by a valuation allowance of $10.1 million. The net operating loss carry forwards have expiration dates ranging from 2008 to 2028.

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

Amortization of deferred financing fees charged to interest expense were approximately $2.2 million, $6.2 million and $3.4 million during the fiscal years ended December 31, 2007, 2006 and 2005, respectively. The amortization of the note premium credit netted against the amount above was approximately $0.3 million in fiscal 2007, 2006 and 2005.

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

	Broder	Alpha	NES	Consolidated
	(dollars in thousands)
Statement of Operations Information for Fiscal 2007
Net sales	$370,800	$442,574	$115,750	$929,124
Cost of sales (1)	306,763	359,973	96,235	762,971

Gross profit	64,037	82,601	19,515	166,153

Statement of Operations Information for Fiscal 2006
Net sales	$375,032	$460,590	$123,646	$959,268
Cost of sales (1)	308,406	368,801	101,342	778,549

Gross profit	66,626	91,789	22,304	180,719

Statement of Operations Information for Fiscal 2005
Net sales	$376,414	$473,462	$128,541	$978,417
Cost of sales (1)	313,165	380,595	104,659	798,419

Gross profit	$63,249	$92,867	$23,882	$179,998

Balance Sheet Information as of December 29, 2007
Accounts receivable, net	$28,979	$43,777	$12,510	$85,266
Inventory	63,851	108,087	19,862	191,800
Fixed assets, net	15,609	12,966	2,845	31,420
Goodwill, intangible assets and deferred financing fees	19,443	86,518	3,400	109,361
Accounts payable	27,866	52,388	9,514	89,768
Balance Sheet Information as of December 30, 2006
Accounts receivable, net	$30,643	$42,732	$11,728	$85,103
Inventory	83,272	123,401	26,614	233,287
Fixed assets, net	15,585	6,839	1,796	24,220
Goodwill, intangible assets and deferred financing fees	22,490	179,927	5,374	207,791
Accounts payable	19,972	68,808	8,495	97,275

(1)	Cost of sales is exclusive of depreciation and amortization included in warehousing, selling and administrative expense.

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

During fiscal 2006, the Company recorded restructuring charges related to its distribution center consolidation initiative and its call center consolidation initiative. The Company consolidated its distribution centers in its Texas, California and Midwest markets. The Company’s Broder division recorded a restructuring and asset impairment charge of approximately $0.8 million, consisting of $0.6 million in distribution center closure costs for the fair value of the future lease obligations and approximately $0.1 million in severance and related benefits, and $0.1 million in non-cash fixed asset impairment charges related to the disposal of distribution center fixed assets. The future lease obligation was paid over the remaining lease term, which expired in December 2007.

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

During fiscal 2007, the Company recorded additional restructuring charges related to its distribution center consolidation initiative. The Alpha division’s Ft. Wayne, IN and Broder division’s Plymouth, MI, St. Louis, MO and Amtex distribution centers were consolidated into a new multi-branded facility in Chicago, IL. As a result of the distribution center closures, the Company recorded approximately $8.0 million in restructuring charges, consisting of $7.2 million in distribution center closure costs for the fair value of future lease obligations, net of expected sublease rentals, and $0.8 million in severance and related benefits. The future lease obligations are expected to be paid over the remaining lease terms, which end on dates beginning June 2010 and ending March 2015.

During 2007, the Broder division Albany, NY distribution center was consolidated into a tri-branded Broder-Alpha-NES facility in Middleboro, MA. The Alpha division Philadelphia, PA distribution center was consolidated into a new tri-branded facility near Harrisburg, PA. The Company recorded approximately $3.8 million in restructuring charges, consisting of $3.3 million in distribution center closure costs for the fair value of future lease obligations, net of expected sublease rentals, and $0.5 million in severance and related benefits. The future lease obligations are expected to be paid over the remaining lease terms, which end on dates beginning June 2008 and ending June 2013.

During 2007, the NES division Charlotte, NC distribution center consolidated into a new tri-branded Broder-Alpha-NES facility in Atlanta, GA. The Company recorded restructuring charges of $0.3 million consisting of approximately $0.2 million for the fair value of future lease obligations, net of expected sublease rentals, and $0.1 million in severance and related benefit obligations. The future lease obligation is expected to be paid over the remaining lease term, which expires in June 2008. The Alpha division St. Petersburg, FL distribution center consolidated into a new multi-branded facility in Orlando, FL. The Company recorded approximately $0.1M in severance and related benefit obligations.

During 2007, the Company consolidated its distribution centers in Dallas, TX and Stafford, TX into a new multi-branded facility in Dallas, TX. As a result, the Company recorded restructuring charges of $2.3 million consisting of approximately $2.2 million for the fair value of future lease obligations, net of expected sublease rentals, and $0.1 million in severance and related benefit obligations. The future lease obligations are expected to be paid over the remaining lease term, which end on dates beginning June 2009 and ending February 2014.

During 2007, the Company executed two sublease agreements for its LaMirada, CA distribution center and recorded a reduction to the restructuring charge of approximately $1.5 million.

Restructuring activity is summarized as follows:

	Balance at December 31, 2004	Restructuring Charge	Cash Payments	Non-Cash Items Expensed Immediately	Balance at December 31, 2005
	(dollars in thousands)
Distribution center closure costs, net
Lease termination and other costs	$7,089	$929	$(1,674)	$—	$6,344
Severance and related benefits	—	17	(17)	—	—
Non-cash asset write-offs	—	401	—	(401)	—
Corporate workforce reduction
Severance and related benefits	697	—	(697)	—	—
NES severance and related benefits	233	533	(463)	—	303

	$8,019	$1,880	$(2,851)	$(401)	$6,647

	Balance at December 31, 2005	Restructuring Charge	Cash Payments	Non-Cash Items Expensed Immediately	Balance at December 31, 2006
	(dollars in thousands)
Distribution center closure costs, net
Lease termination and other costs	$6,344	$2,821	$(1,467)	—	$7,698
Severance and related benefits	—	362	(271)	—	91
Non-cash asset write-offs	—	107	—	(107)	—
Corporate workforce reduction
NES severance and related benefits	303	(94)	(209)	—	—
Call center closure costs
Lease termination and other costs	—	517	(79)	—	438
Severance and related benefits	—	376	(376)	—	—

	$6,647	$4,089	$(2,402)	$(107)	$8,227

	Balance at December 31, 2006	Restructuring Charge	Cash Payments	Non-Cash Items Expensed Immediately	Balance at December 31, 2007
	(dollars in thousands)
Distribution center closure costs, net
Lease termination and other costs	$7,698	$11,332	$(3,182)		$15,848
Severance and related benefits	91	1,662	(1,234)		519
Call center closure costs
Lease termination and other costs	438		(399)		39

	$8,227	$12,994	$(4,815)		$16,406

The total of approximately $6.6 million at December 31, 2005 in accrued restructuring was recorded as approximately $1.5 million in current liabilities and $5.1 million in long-term liabilities. The total of approximately $8.2 million in accrued restructuring at December 31, 2006 was recorded as $2.5 million in current liabilities and $5.6 million in long-term liabilities. The total of approximately $16.4 million in accrued restructuring at December 31, 2007 was recorded as $3.9 million in current liabilities and $12.5 million in long-term liabilities.

16. Inflation

Prices of certain of the products we distribute, particularly T-shirts, are determined primarily based on market conditions, including the price of raw materials and available capacity in the industry. In general, we pass along to our customers any changes in the market price we pay for the products we distribute on a real-time basis. Due to competitive market conditions, the average selling prices for certain of the products we distribute, particularly T-shirts, have historically demonstrated a declining trend. During the fourth quarter of 2007, however, certain of our trade brand suppliers announced price increases. To maintain our gross profit margin, we increased selling prices to our customers. Due to the recent increase in the price of cotton, the five largest trade brand suppliers announced a price increase effective March 31, 2008. We will again increase selling prices to our customers to maintain our gross profit margin.

17. Selected Quarterly Financial Data (Unaudited)

The Company’s selected quarterly financial results of operations (unaudited) for each quarter in the years ended December 31, 2007 and 2006 were as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands)
2007
Net sales	$200,578	$249,399	$246,417	$232,730
Gross Profit	36,165	43,566	40,094	46,328
Income (loss) from operations	(7,833)	5,275	(3,061)	(85,858)
Net income (loss)	(11,127)	(4,365)	(11,570)	(96,997)

2006
Net sales	$209,618	$259,541	$249,193	$240,916
Gross Profit	38,000	47,021	46,193	49,505
Income (loss) from operations	(442)	9,308	8,433	9,286
Net income (loss)	(5,317)	(209)	(2,474)	263

As disclosed in Note 15, the Company recorded various restructuring changes during fiscal 2007. During the first quarter, the Company recorded approximately $7.2 million in restructuring charges, consisting of $6.5 million in distribution center closure costs for the fair value of lease obligations and $0.7 million in severance and related benefits. During the second quarter, the Company recorded approximately $0.7 million in severance and related benefit obligations during the second quarter of 2007. In addition, the Company executed two sublease agreements for its LaMirada distribution center and recorded a reduction to the restructuring charge of approximately $1.5 million. During the third quarter, the Company recorded restructuring charges of $4.2 million consisting of approximately $4.1 million for the fair value of future lease obligations, net of expected sublease rentals, and $0.1 million in severance and related benefit obligations. During the fourth quarter, the Company recorded restructuring charges of $2.1 million consisting of approximately $1.9 million for the fair value of future lease obligations, net of expected sublease rentals, and $0.2 million in severance and related benefit obligations. As disclosed in Note 2, the Company recorded a non-cash impairment charge of $87.3 million related to the goodwill associated with our Alpha division.

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

18. Condensed Combining and Consolidating Financial Statements

ASHI, Inc. was acquired in connection with the September 2003 acquisition of Alpha Shirt Holdings, Inc., and was merged with and into Broder Bros., Co. on March 28, 2005 and ceased to be a guarantor. The following condensed and consolidating financial statements are presented in accordance with Rule 3-10 of Regulation S-X for Broder Bros., Co. and ASHI, Inc., beginning January 1, 2005 and through the dissolution of ASHI, Inc. on March 28, 2005.

BRODER BROS., CO.

CONDENSED COMBINING AND CONSOLIDATING FINANCIAL STATEMENTS

(in thousands)

	December 31, 2005
Balance Sheet	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated
Cash	$3,305	$—	$—	$3,305
Intercompany receivable	—	—	—	—
All other current assets	320,341	—	—	320,341

Total current Assets	323,646	—	—	323,646
Goodwill and intangibles, net	207,526	—	—	207,526
Investment in subsidiary	—	—	—	—
All other non-current assets	35,290	—	—	35,290

Total Assets	$566,462	$—	$—	$566,462

Intercompany payable	$—	$—	$—	$—
All other current liabilities	128,539	—	—	128,539

Total current liabilities	128,539	—	—	128,539
Non-current liabilities	364,610	—	—	364,610

Total Liabilities	493,149	—	—	493,149
Shareholders’ equity	73,313	—	—	73,313

Total liabilities and shareholders’ equity	$566,462	$—	$—	$566,462

	Year Ended December 31, 2005
Statement of Operations	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated
Net sales	$978,417	$—	$—	$978,417
Cost of sales	798,419	—	—	798,419

Gross profit	179,998	—	—	179,998
Operating expenses	147,837	—	—	147,837

Income (loss) from operations	32,161	—	—	32,161
Interest (income) expense	38,595	(1,037)	—	37,558
All other (income) expense	646	(1,491)	—	(845)
Equity in earnings of subsidiary	(2,528)	—	2,528	—

Total other (income) expense	36,713	(2,528)	2,528	36,713

Income (loss) before income taxes	(4,552)	2,528	(2,528)	(4,552)
Income tax (benefit) provision	(1,641)	—	—	(1,641)

Net income (loss)	$(2,911)	$2,528	$(2,528)	$(2,911)

	Year Ended December 31, 2005
Statement of Cash Flows	Broder Bros., Co.	ASHI, Inc.	Eliminations	Consolidated
Net income (loss)	$(2,911)	$2,528	$(2,528)	$(2,911)
Equity in earnings of subsidiary	(2,528)	—	2,528	—
Other operating cash flows	(30,358)	(2,528)	—	(32,886)

Net cash provided by (used in) operating activities	(35,797)	—	—	(35,797)
Net cash used in investing activities	(6,226)	—	—	(6,226)
Net cash provided by financing activities	43,015	(8)	—	43,007

Net increase (decrease) in cash	992	(8)	—	984
Cash at beginning of year	2,313	8	—	2,321

Cash at end of year	$3,305	$—	$—	$3,305

Schedule II

BRODER BROS., CO.

Consolidated Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions resulting from Acquisitions	Charged to Costs and Expenses	Charged to Other Accounts—Describe	Deductions—Describe (1)	Balance at End of Period
	(dollars in thousands)
YEAR ENDED DECEMBER 29, 2007
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$5,814	$—	$2,231	$—	$1,198	$6,847
Excess and discontinued inventory reserve	8,594		3,242	—	3,616	8,220
Deferred tax asset valuation allowance	—		15,642	—	—	15,642
YEAR ENDED DECEMBER 30, 2006
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$5,352	$—	$923	$—	$461	$5,814
Excess and discontinued inventory reserve	5,462	750	3,887	—	1,505	8,594
YEAR ENDED DECEMBER 31, 2005
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$4,664	$—	$2,630	$—	$1,942	$5,352
Excess and discontinued inventory reserve	5,160	—	1,311	—	1,009	5,462

(1)	Allowance for Doubtful Accounts—Uncollectible accounts written off, net of recoveries. Excess and Discontinued Inventory Reserve—Loss on sale/disposal of Excess and Discontinued Inventory.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007. Management reviewed the results of their assessment with our Audit Committee. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of our current directors and executive officers:

Name	Age	Position
Thomas Myers	59	Chief Executive Officer and Director
Martin J. Matthews	36	Chief Financial Officer
Norman Hullinger	48	Senior Vice President of Operations
Girisha Chandraraj	32	Vice President of Marketing
Robert Lackman	51	Vice President of Purchasing
Edward Conard	51	Director
Seth Meisel	35	Director
Stephen Zide	48	Director

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

Martin J. Matthews, Chief Financial Officer, was named Chief Financial Officer in October 2007 and served as Corporate Controller of Broder since 2003. Mr. Matthews has been responsible for the Company’s accounting, financial reporting, corporate taxation, risk management, credit and collections, and budgeting and planning activities. He has also been actively involved in the merger integration, acquisition and treasury activities of Broder. Prior to joining Broder, Mr. Matthews worked at UbiquiTel Inc. and Internet Capital Group, Inc., and he began his career with Ernst & Young LLP.

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

Girisha Chandraraj, Vice President of Marketing, joined Broder Bros., Co. in September 2006. Prior to joining Broder, Mr. Chandraraj was a Managing Consultant with Marakon Associates in New York where he advised senior management in the pharmaceutical industry. He also worked for Ann Taylor as Director of Strategic and Financial Projects to identify strategic divisional initiatives and he began his consulting career working for a retail and consumer products consulting firm, Kurt Salmon Associates advising to major retail organizations.

Robert J. Lackman, Vice President Purchasing, joined Broder in February 2007. Mr. Lackman is responsible for the purchasing strategy and day to day execution of procuring product. Prior to joining Broder, Mr. Lackman was Director of Supply Chain Management/Purchasing at xpedx, broadline distributor of paper, facility supplies, and packaging equipment. He was also actively involved in all aspects of supply chain efficiencies throughout the enterprise.

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

Stephen Zide has been a director of Broder since July 2003. Mr. Zide has been a Managing Director of Bain Capital since 2001 and affiliated with the firm since 1997. From 1998 to 2000, Mr. Zide was a Managing Director of Pacific Equity Partners, a private equity firm in Sydney, Australia, which is affiliated with Bain Capital. Prior to joining Bain Capital,

Mr. Zide was a partner at the law firm of Kirkland & Ellis LLP, where he was a founding member of the New York office and specialized in representing private equity and venture capital firms. Mr. Zide is also a director of Sensata Technologies; Innophos, Inc.; Edgars Consolidated Stores, Ltd; and Keystone Automotive Operations, Inc.

Code of Ethics

In 2006, we adopted a code of ethics for our chief executive officer, chief financial officer and senior financial managers. The Code of Ethics can be viewed by selecting “Code of Ethics” on our corporate website at www.broderbrosco.com.

Board of Directors and Standing Committees

Our board of directors is currently elected pursuant to the terms of a shareholders’ agreement among all of our stockholders. See “Certain Relationships and Related Transactions, and Director Independence—Shareholders Agreement.” As a result, we do not have a nominating committee. We currently have a compensation committee and audit committee, each of which is comprised of Messrs. Conard and Meisel. Our board of directors has not determined at this time whether either Messrs. Conard or Meisel qualifies as an “audit committee financial expert” as defined under Item 407(d) (5) of Regulation S-K. We do not have any securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, which imposes requirements on us as to the composition of our audit committee or compensation committee.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Membership and Organization

Two directors, Messrs. Conard and Meisel, serve on our Compensation Committee (the “Committee”). Compensation decisions for 2007 regarding our executive officers were made by the Committee. In addition, Mr. Myers participated in discussions with the Committee concerning executive officer compensation, other than his own. The Committee has general supervisory power over, and the power to grant options under, our 2000 Stock Option Plan and our 2004 Executive Stock Option Plan. In addition, the Committee sets the compensation of our Chief Executive Officer, reviews and takes action on the recommendations of the Chief Executive Officer as to the compensation of our other executive officers, approves the grants of any bonuses to officers, and reviews our compensation strategy for other compensation matters generally.

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

Setting Executive Compensation

Based on the foregoing objectives, the Committee has structured the Company’s annual executive compensation to motivate executives to achieve the business goals set by the Board and to reward the executives for achieving such goals. The base salaries, targeted bonus amounts and equity incentive awards established for or granted to the Company’s executive officers are based, in part, on the Committee’s understanding of the Company’s current financial position, compensation amounts and forms paid to persons in comparable roles performing at comparable levels at other companies in the same or related industries, the Company’s need to attract and retain key personnel for whom the Company must compete in the market for such talent. Such amounts reflect the subjective discretion of the Committee based on these factors as well as the evaluation of Company’s current and anticipated future performance, the experience of each executive officer and the contribution of the officer to such performance, and the contribution of the individual executive officers to the Company in areas not necessarily reflected in the Company’s financial performance. The Committee does not allocate between current and long-term compensation. Equity awards are typically granted to executives upon promotion to Vice President or to new employees hired as a Vice President. The timing of the grant is typically when an independent third party valuation of the Company’s enterprise value has been completed.

Components of Executive Compensation for Fiscal Year 2007

For the fiscal year ended December 29, 2007, the principal components of compensation for our executive officers were:

Base Salaries. Base salary is established based on the experience, skills, knowledge and responsibilities required of the executive officers in their roles. When establishing 2007 base salaries of the executive officers, a number of factors were considered, including the years of service of the individual, the individual’s duties and responsibilities, the ability to replace the individual and the base salary at the individual’s prior employment. Salary levels are typically reviewed upon a promotion or other change in job responsibility. The Company’s 2007 base salaries were established subjectively by the Committee based on the factors noted above. During 2007, the Company increased base salaries over fiscal 2006 levels by approximately 4%.

Management Bonus Plan. Annual bonuses are normally intended to provide an incentive for improved Company performance in the short term. Under the bonus plan, payment is calculated using individual bonus target percentages (expressed as a percentage of base salary) and is adjusted based on a performance relative to corporate performance. Annual target cash bonuses are determined initially as a percentage of each executive officer’s base salary for the fiscal year. The target cash bonus is established by the individual’s level of responsibility. The Chief Executive Officer’s target bonus is 100% of base salary and target bonuses for Vice Presidents range from 30% to 50% of base salary. Corporate performance is based primarily on the amount of EBITDA, adjusted for certain expenses deemed by the Committee to be non-recurring, achieved during the year, as well as performance in managing working capital. If the amount of EBITDA achieved is less than 80% of the Company’s budget that had been approved by the Board of Directors, no management bonuses are earned and any bonus awards are made at the Compensation Committee’s discretion.

Long-Term Incentive Compensation. Long-term incentive compensation is awarded by the Compensation Committee through awards under our 2000 Stock Option Plan and our 2004 Executive Stock Option Plan. These awards provide a common interest between our stockholders and our executive officers. The Committee has the authority to administer the long-term incentive plans and to exercise all the powers and authorities either specifically granted to it under, or necessary or advisable in the administration of the plans, including, without limitation, the authority:

•	to grant awards,

•	to determine the persons to whom, and the time or times at which, awards shall be granted,

•	to determine the type and number of awards to be granted, the number of shares of common stock to which an award may relate and the terms and conditions relating to any award,

•	to determine whether, to what extent, and under what circumstances an award may be settled, canceled, forfeited, exchanged, or surrendered,

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

Stock options are generally granted on limited occasions by the Committee but grants may occur pursuant to the delegated authority granted to executive officers, which occurs primarily for the purpose of approving a compensation package for newly hired or promoted executives. There were no stock options granted in fiscal 2007.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is comprised of Messrs. Conard and Meisel. Compensation decisions for 2007 regarding our executive officers were made by the Compensation Committee. In addition, Mr. Myers participated in discussions with the Committee concerning executive officer compensation, other than his own.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Edward Conard, Chairman

Seth Meisel

Employment Agreements

We have entered into employment agreements with some of our executive officers. Each employment agreement provides for an annual salary and a discretionary annual incentive cash bonus up to a percentage of the named executive officer’s base salary. Each of the agreements provides for a severance payment over a prescribed term in the event the named executive is terminated without cause or resigns for a good reason. Each agreement also provides that no severance payment is due in the event of termination with cause, which includes termination for willful misconduct, conviction of a felony, aiding a competitor, failure to perform duties or fraud. Each agreement further contains an agreement by the named executive officer not to compete with us for a defined term, which we believe is reasonable and consistent with industry guidelines. We have not entered into an employment agreement with Mr. Lackman.

Thomas Myers. We have entered into an employment agreement with Mr. Myers, dated September 1, 2006, under which Mr. Myers has agreed to serve as our Chief Executive Officer and President. The agreement provides that Mr. Myers shall be paid an annual base salary of $350,000 and shall be subject to the review of the Board on an annual basis. Mr. Myers received a one-time payment of $66,667 upon execution of his employment agreement. The agreement entitles Mr. Myers to receive reimbursement for all reasonable expenses incurred by him in the course of performing his duties and responsibilities. The agreement entitles Mr. Myers to participate in a bonus plan to earn at least 100% of his base salary as a target bonus. The agreement also entitles Mr. Myers to receive reimbursement for all reasonable expenses for moving expenses if, within twelve months from the date of the employment agreement, Mr. Myers relocates his permanent residence to the Philadelphia, PA area. If Mr. Myers’s employment is terminated by us without cause, we are obligated to pay Mr. Myers any unpaid base salary through the date of termination, any accrued vacation pay, annual bonus earned but not yet paid, pro-rata share of the target bonus, a waiver of the costs of COBRA for 18 months, and severance equal to two years’ base salary at the salary rate in effect at the date of termination plus two years’ target bonus. If Mr. Myers’s employment is terminated by Mr. Myers for good reason, we are obligated to pay Mr. Myers any unpaid base salary through the date of termination, any accrued vacation pay, any annual bonus earned but not yet paid, pro-rata share of the Target Bonus, a waiver of the costs of COBRA for one year, and severance equal to one years’ base salary at the salary rate in effect at the date of termination plus one years’ target bonus. If Mr. Myers’s employment is terminated by us with cause or by Mr. Myers without a good reason, we are obligated to pay Mr. Myers any unpaid base salary through the date of termination. During the employment period and for the eighteen months thereafter, Mr. Myers is prohibited from directly or indirectly competing with us.

Martin Matthews. We have entered into an employment agreement with Mr. Matthews, dated October 2, 2007, under which Mr. Matthews has agreed to serve as our Chief Financial Officer. The agreement provides that Mr. Matthews shall be paid $220,000 per annum and shall be subject to the review by the Board on an annual basis commencing January 1, 2008. The agreement entitles Mr. Matthews to receive reimbursement for all reasonable expenses incurred by him in the course of performing his duties and responsibilities. The agreement further entitles Mr. Matthews to participate in a bonus plan to earn at least 50% of his base salary as the target bonus. If Mr. Matthews’ employment is terminated by us without cause or terminated by Mr. Matthews with good reason, we are obligated to pay Mr. Matthews any unpaid base salary through the date of termination, any accrued vacation pay, annual bonus earned but not yet paid, pro-rata share of the target bonus, a waiver of the costs of COBRA for one year, and severance equal to one years’ base salary at the salary rate in effect at the date of termination. If Mr. Matthews’ employment is terminated by us for cause or by Mr. Matthews without good reason, we are obligated to pay Mr. Matthews any unpaid base salary through the date of termination. During the employment period and for the twelve months thereafter, Mr. Matthews is prohibited from directly or indirectly competing with us.

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

Girisha Chadraraj. We have entered into an employment agreement with Mr. Chandraraj, dated December 26, 2007, under which Mr. Chandraraj has agreed to serve as our Vice President of Marketing. The agreement provided that Mr. Chandraraj shall be paid $190,000 per annum and shall be subject to the review by the Board on an annual basis commencing January 1, 2008. The agreement entitles Mr. Chandraraj to receive reimbursement for all reasonable expenses incurred by him in the course of performing his duties and responsibilities. The agreement further entitles Mr. Chandraraj to participate in a bonus plan to earn at least 33% of his base salary as the target bonus. If Mr. Chandraraj’s employment is terminated by us without cause or terminated by Mr. Chandraraj with good reason, we are obligated to pay Mr. Chandraraj any unpaid base salary through the date of termination, any accrued vacation pay, annual bonus earned but not yet paid, pro-rata share of the target bonus, a waiver of the costs of COBRA for one year, and severance equal to one years’ base salary at the salary rate in effect at the date of termination. If Mr. Chandraraj’s employment is terminated by us for cause or by Mr. Chandraraj without good reason, we are obligated to pay Mr. Chandraraj any unpaid base salary through the date of termination. During the employment period and for the twelve months thereafter, Mr. Chandraraj is prohibited from directly or indirectly competing with us.

Option Plans

The Company adopted a Stock Option Plan (the “2000 Plan”) effective with the May 2000 recapitalization under which officers, key employees, and non-employee directors or consultants may be granted options to purchase shares of the Company’s authorized but unissued Class A and Class L common stock. The maximum number of shares of the Company’s Class A and Class L common stock available for issuance under the 2000 Plan is 1,500,000 and 50,000 shares, respectively. As of December 29, 2007, the maximum number of shares available for future grants under the 2000 Plan was 718,000 Class A shares and 50,000 Class L, Series 1 shares. During fiscal 2000, 550,000 shares of Class A common stock options were authorized at an exercise price of $0.1944 per share (the Tranche I options) and an additional 550,000 shares of Class A common stock options were authorized at an exercise price of $3.41 per share (the Tranche II options). Options otherwise unallocated from Tranche I and Tranche II will be allocated on a pro rata basis to the then current option holders in the event of certain corporate transactions. Options expire no later than ten years from the grant date and vest ratably over four years. Vesting may be accelerated in the event of specified transactions.

In fiscal 2004, the Company adopted the 2004 Executive Stock Option Plan (the “2004 Plan”) under which present and future executives, directors, consultants or advisers of the Company or its subsidiaries may be granted options to purchase shares of the Company’s authorized but unissued Class B and Class L, Series 3 or 4 common stock. The maximum number of shares of the Company’s stock available for issuance under the 2004 Plan is 426,174 Class L, Series 3 common shares, 370,820 Class L, Series 4 common shares and 3,954,897 Class B common shares. As of December 31, 2007, the maximum number of shares available for future grants under the 2004 Plan was 228,085 Class L, Series 3 common shares, 198,458 Class L, Series 4 common shares and 2,116,593 Class B common shares. Options expire no later than ten years from the grant date and vest ratably over four years. Vesting may be accelerated in the event of specified transactions.

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

Certain key executives of the Company hold common shares that may be put to the Company at their then fair market value if the executive is terminated for any reason other than for cause, or if the executive resigns with good reason as defined in the employment agreements. If a named executive were also a holder of these redeemable shares, they may exercise their option to put the shares to the Company upon separation.

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

Accounting for Stock-Based Compensation

Beginning on December 26, 2004, we adopted SFAS No. 123R, “Share-Based Payment.”

Summary Compensation Table

The following table sets forth information concerning compensation paid with respect to our chief executive officer and chief financial officer during 2007 as well as the other named executive officers in 2007.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(3) ($)	Non-Stock Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation(2) ($)	Total ($)
Thomas Myers	2007	350,000	131,000	—	—	—	—	4,846	485,846
Chief Executive Officer and President	2006	109,038	67,000		1,001,611			66,667	1,224,316
Martin Matthews (1)	2007	193,154	41,000	—	—	—	—	3,863	238,017
Chief Financial Officer
Norman Hullinger	2007	220,000	41,000	—	—	—	—	6,600	267,600
Senior Vice President of Operations	2006	219,231	75,000	—	—	—	—	9,746	303,977
Robert Lackman	2007	185,769	21,000	—	—	—	—	147,347	354,116
Vice President of Purchasing
Girisha Chandraraj	2007	190,000	24,000	—	—	—	—	3,946	217,946
Vice President of Marketing

(1)	Mr. Matthews was named Chief Financial Officer in October 2007. Prior to that time, he served as Interim Chief Financial Officer since December 2006.
(2)	Mr. Lackman’s “All Other Compensation” consists of a relocation reimbursement and a signing bonus paid immediately following the start of his employment with the Company in February 2007. Mr. Myers’ “All Other Compensation” for fiscal 2006 consists of a signing bonus paid immediately following execution of his employment agreement on September 1, 2006. “All Other Compensation” for Messrs. Matthews, Hullinger, Lackman and Chandraraj includes matching contributions under the 401(K) savings plan.
(3)	Reflects the grant date fair value calculated in accordance with FAS 123(R). See Note 11 to the Consolidated FinancialStatements for a discussion of the relevant assumptions used in calculating the grant date fair value pursuant to FAS 123(R).

Grants of Plan-Based Awards

There were no stock options granted to the named executive officers during fiscal year 2007.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes all outstanding equity awards for the named executive officers at December 29, 2007:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
Thomas Myers
Class B (1)	222,463	667,389	0.1944	11/13/2016
Class L-3 (1)	23,972	71,917	23.8000	11/13/2016
Class L-4 (1)	20,859	62,576	17.4700	11/13/2016

Martin Matthews
Class B (2)	79,098	—	0.1944	11/22/2014
Class L-3 (2)	8,523	—	15.750	11/22/2014
Class L-4 (2)	7,416	—	13.690	11/22/2014

Norman Hullinger
Class A, Tranche I (3)	30,000	—	0.1944	04/02/2013
Class A, Tranche II (3)	30,000	—	3.4100	04/02/2013
Class B (4)	237,294	—	0.1944	04/21/2014
Class L-3 (4)	25,570	—	15.750	04/21/2014
Class L-4 (4)	22,249	—	13.690	04/21/2014

Girisha Chandraraj
Class B (5)	19,775	59,303	0.1944	12/2/2016
Class L-3 (5)	2,131	6,392	23.800	12/2/2016
Class L-4 (5)	1,854	5,562	17.470	12/2/2016

(1)	These options vest in four annual installments beginning on January 1, 2007.
(2)	These options vest in four annual installments beginning on December 8, 2003.
(3)	These options vest in four annual installments beginning on March 3, 2004.
(4)	These options vest in four annual installments beginning on September 22, 2003.
(5)	These options vest in four annual installments beginning on December 5, 2007.

Termination and Change of Control Agreements

In the event a named executive officer was terminated by the Company without cause, such officer would be entitled to cash payments of any unpaid base salary through the date of termination and any accrued vacation pay. The table below shows the estimated payments that would have been made to the named executive officers upon an termination of employment other than for cause, assuming the termination occurred on last day of the Company’s 2007 fiscal year. Additional information regarding termination benefits for named executive officers may be found under “Employment Agreements” elsewhere within this “Item 11—Executive Compensation.”

Name	Cash Severance	Pro-Rata Bonus	COBRA Premiums	Total
Thomas Myers Chief Executive Officer and President	$1,400,000	$350,000	$27,000	$1,777,000

Norman Hullinger Senior Vice President of Operations	$220,000	$110,000	$18,000	$348,000

Martin Matthews Chief Financial Officer	$220,000	$110,000	$18,000	$348,000

Girisha Chandraraj Vice President of Marketing	$190,000	$62,700	$18,000	$270,700

There are no change of control provisions within any executive’s employment agreement.

Option Exercises and Stock Vested

There were no stock options exercised during fiscal year 2007.

The Company has no information to provide with respect to Pension Benefits (Reg. S-K 402(h)) and Nonqualified Deferred Compensation (Reg. S-K 402(i)).

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

As of March 23, 2008, the issued and outstanding stock of Broder consisted of: (1) 9,695,252 shares of Class A common stock, par value $0.01 per share; (2) 28,709,993 shares of Class B common stock, par value $0.01 per share; and (3) 7,371,919 shares of Class L common stock, of which 963,637 shares are Class L common stock, Series 1, par value $0.01 per share; 931,635 shares are Class L common stock, Series 2, par value $0.01 per share; 2,784,735 shares of Class L common stock, Series 3, par value $0.01 per share; and 2,691,912 shares of Class L common stock, Series 4, par value $0.01 per share. Only shares of Class A common stock have voting rights. The Class B common stock and each series of Class L common stock are the same as the Class A common stock except that the Class B common stock and each series of Class L common stock are nonvoting, and each series of Class L common stock is entitled to a preference over the Class A common stock and Class B common stock with respect to any distribution by Broder to holders of its capital stock. After payment of such preference amount, each share of Class A common stock, Class B common stock and Class L common stock shares equally in all distributions by Broder to holders of its common stock.

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

	Shares Beneficially Owned
	Class A Common Stock			Class B Common Stock			Class L Common Stock, Series 1			Class L Common Stock, Series 2			Class L Common Stock, Series 3			Class L Common Stock, Series 4
Name and Address	Number of Shares		Percentage of Class	Number of Shares		Percentage of Class	Number of Shares		Percentage of Class	Number of Shares		Percentage of Class	Number of Shares		Percentage of Class	Number of Shares		Percentage of Class
Principal Stockholders:
Bain Capital Fund VI, L.P. and Related Entities(1)	8,553,957	(7)	87.0%	—		—	944,667	(10)	88.2%	821,966	(12)	88.2%	—		—	—		—
Bain Capital Fund VII, L.P. and Related Entities(2)	—		—	28,455,467	(9)	95.2%	—		—	—		—	3,066,321	(14)	95.2%	2,668,044	(15)	95.2%
Michael Brode(3)	1,060,989	(8)	10.8%	—		—	117,172	(11)	10.9%	101,952	(13)	10.9%	—		—	—		—
Directors and Named Executive Officers:
Edward Conard(4)	—		—	—		—	—		—	—		—	—		—	—		—
Stephen Zide(5)	—		—	—		—	—		—	—		—	—		—	—		—
Seth Meisel(6)	—		—	—		—	—		—	—		—	—		—	—		—
Thomas Myers(16)	—		—	444,926		1.5%	—		—	—		—	47,945		*	41,718		*
Martin Matthews(17)	—		—	79,098		*	—		—	—		—	8,523		*	7,416		—
Norman Hullinger(18)	60,000		*	254,236		*	—		—	—		—	27,396		*	23,837		*
Girisha Chandraraj(19)	—		—	19,775		*	—		—	—		—	2,131		*	1,854		*
All Directors and Executive Officers as a Group (Eight persons)	60,000		*	798,035		2.7%	—		—	—		—	85,995		2.7%	74,825		2.7%

*	Less than one percent.
(1)	The address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.
(2)	The address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.
(3)	The address is 25855 Franklin Park Drive, Franklin, Michigan 48025.
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

(16)

Includes exercisable options that are currently exercisable or exercisable within 60 days to purchase: (i) 444,926 shares of Class B common stock, (ii) 47,945 shares of Class L common stock, Series 3 and (iii) 41,718 shares of Class L common stock, Series 4.

(17)

Includes exercisable options that are currently exercisable or exercisable within 60 days to purchase: (i) 79,098 shares of Class B common stock, (ii) 8,523 shares of Class L common stock, Series 3 and (iii) 7,416 shares of Class L common stock, Series 4.

(18)

Includes exercisable warrants and/or options that are currently exercisable or exercisable within 60 days to purchase: (i) 60,000 shares of Class A common stock, (ii) 245,236 shares of Class B common stock, (iii) 27,396 shares of Class L common stock, Series 3 and (iv) 23,837 shares of Class L common stock, Series 4.

(19)

Includes exercisable options that are currently exercisable or exercisable within 60 days to purchase: (i) 19,775 shares of Class B common stock, (ii) 2,131 shares of Class L common stock, Series 3 and (iii) 1,854 shares of Class L common stock, Series 4.

Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans:

	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan category:
Equity compensation plans approved by security holders
Class A Common Stock	132,000	$1.8000	718,000
Class B Common Stock	1,838,304	$0.1944	2,116,593
Class L, Series 3 Common Stock	198,873	$21.0100	426,174
Class L, Series 4 Common Stock	172,362	$16.1703	370,820
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	2,341,539	$3.2300	3,631,587

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Shareholders Agreement

In connection with the Alpha acquisition, Broder, investment funds and others affiliated with Bain Capital, (the “Bain Entities”), and the management stockholders entered into an amended and restated shareholders agreement, on substantially the same terms as the shareholders agreement entered into in connection with the May 2000 recapitalization. The amended and restated shareholders agreement, among other things:

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

Advisory Agreement

In connection with the Alpha acquisition, we amended and restated our existing advisory services agreement with Bain Capital. The current agreement is a discretionary, contingency-based agreement, subject to certain limitations set forth therein. Bain Capital also received a fee of $1.5 million for fiscal 2005. For each full fiscal year beginning in 2006, Bain Capital may be paid a fee up to an annual maximum of $3.0 million at the discretion of Broder’s board of directors. Bain received a fee of $3.0 million for fiscal year 2006. No fee was earned in fiscal 2007 as the minimum EBITDA hurdle was not reached. Before any such management fees may be paid, EBITDA, as defined in the amended and restated advisory agreement, after giving effect to payment of the management fee, must be greater than $52.0 million for Bain Capital to earn a fee. In an event of a change of control or initial public offering prior to the ten year period, Bain Capital has the right to terminate the agreement and receive a lump sum payment equivalent to three years of advisory fees. The agreement also requires Broder to pay investment banking fees in the amount of one percent of certain prescribed transactions, part of which could be used to offset the advisory fee otherwise due. We believe that the terms of such amended and restated advisory agreement with Bain Capital are no less favorable than those that could have been obtained pursuant to a similar agreement with an unrelated third party.

There were no payments for advisory services for the fiscal years ended December, 2007 and 2006. Bain Capital was paid an advisory fee of approximately $0.1 million upon the completion of the Amtex acquisition in September 2006.

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

In March 2007, we entered into a Severance and First Amendment to Employment Agreement (the “Separation Agreement”) with David Hollister. Mr. Hollister resigned as CFO effective as of December 26, 2006. The Severance Agreement provides for (1) a lump sum payment to Mr. Hollister in an aggregate amount of $457,000 in consideration for a twenty-four month extension of Mr. Hollister’s non-compete period, resulting in a thirty-six month non-complete period, (2) a transition bonus payment of $63,000 for services rendered in connection with his separation from the Company, (3) purchase by the Company of Mr. Hollister’s Broder equity securities for an aggregate price of $114,000, (4) cancellation of Mr. Hollister’s vested and unvested options and any option shares, and (5) a mutual release.

DIRECTOR INDEPENDENCE

The Company has no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association which has requirements that a majority of its board of directors be independent. For purposes of complying with the disclosure requirements of the Securities and Exchange Commission, the Company has adopted the definition of independence used by The Nasdaq Stock Market LLC (“Nasdaq”). Each of our three non-employee directors, Messrs. Conard, Meisel and Zide, qualifies as an independent director based on the definition of independent director set forth in Nasdaq Marketplace Rule 4200(a)(15). In this regard, we note that we do not believe that the payments we have made to Bain Capital in our last three fiscal years have exceeded 5% of Bain Capital’s consolidated gross revenues in any of those years. We currently have a compensation committee and audit committee of the board of directors, each of which is comprised of Messrs. Conard and Meisel. While both of these individuals qualify as independent for purposes of the compensation committee, neither could be deemed as independent for purposes of the audit committee as defined in Nasdaq Marketplace Rule 4350(d)(2). Note that under Nasdaq Marketplace Rule 4350(c)(5), we would be considered a “controlled company” because more than 50% of our voting power is held by investment funds affiliated with Bain Capital. Accordingly, even if we were a listed company on Nasdaq, we would not be required to maintain a majority of independent directors on our board.

POLICIES AND PROCEDURES FOR RELATED PARTY TRANSACTIONS

As a private company, our board of directors generally reviews our related party transactions, although we have not historically had formal policies and procedures regarding the review and approval of related party transactions.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Accountants for 2007 and 2006

The amounts shown below represent the fees billed by PricewaterhouseCoopers LLP for professional services rendered in respect to the fiscal years ended December 31, 2007 and 2006.

	(in thousands)
	2007 Fees	2006 Fees
Audit Fees	$582	$613
Audit Related Fees	52	51
Tax Fees	—	5

The Audit Fees listed above were billed in connection with the audit of our financial statements for the related fiscal year and the review of the financial statements included in our quarterly reports on Forms 10-Q for the related fiscal year. The Audit Related Fees listed above were billed for accounting consultations and audits in connection with acquisitions and in connection with filings with the Securities and Exchange Commission. The Tax Fees listed above were billed for tax compliance. We do not have a policy regarding pre-approval of non-audit services. Our board of directors will pre-approve any such services prior to their provision.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements. See Index to Consolidated Financial Statements included in Item 8 attached hereto.

    2. Financial Statements Schedule. See Index to Consolidated Financial Statements included in Item 8 attached hereto.

(b) Exhibits

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated July 12, 2003, by and among Broder Bros., Co., all of Alpha’s existing stockholders and bondholders and FNL Management Corp. (1)

2.2	Amendment No. 1 to Stock Purchase Agreement, dated July 24, 2003, by and among Broder Bros., Co., all of Alpha’s existing stockholders and bondholders and FNL Management Corp. (1)

2.3	Amendment No. 2 to Stock Purchase Agreement, dated September 19, 2003, by and among Broder Bros., Co., all of Alpha’s existing stockholders and bondholders and FNL Management Corp. (1)

2.4	Agreement and Plan of Merger by and among NES Clothing Company Holdings Trust, the shareholders of NES Clothing Company Holdings Trust, NES Acquisition Corp and Broder Bros., Co. dated as of August 30, 2004. (2)

2.5	Securities Purchase Agreement by and among Broder Bros., Co. and the purchasers listed therein, dated August 31, 2004. (2)

3.1	Articles of Incorporation of Broder Bros., Co., as amended and restated by Certificate of Amendment dated September 22, 2003. (1)

3.2	By-laws of Broder Bros., Co. (1)

4.1	Indenture, dated as of September 22, 2003, among Broder Bros., Co., Alpha Shirt Company, Alpha Shirt Holdings, Inc., ASHI, Inc., TSM Acquisition Co., and Wachovia Bank, National Association, as Trustee. (1)

4.2	Supplemental Indenture, dated as of September 30, 2004, among NES Clothing Company Holdings Trust, Aprons Unlimited, Inc., Broder Bros., Co. and Wachovia Bank, National Association, as trustee. (6)

4.3	Registration Rights Agreement, dated September 22, 2003, among Broder Bros., Co., Alpha Shirt Company, Alpha Shirt Holdings, Inc., ASHI, Inc., TSM Acquisition Co. and the Initial Purchasers. (1)

4.4	Registration Rights Agreement, dated as of November 23, 2004, by and among the Company, the Guarantors named therein and the Initial Purchaser (3).

Exhibit No.	Description
10.1	Credit Agreement dated as of September 22, 2003, among Broder Bros., Co., Alpha Shirt Company, Alpha Shirt Holdings, Inc., ASHI, Inc., TSM Acquisition Co., the Lenders named therein, UBS Securities LLC, UBS AG, Cayman Islands Branch, UBS AG, Stamford Branch, and the CIT Group/Commercial Services, Inc. (1)

10.2	Amended and Restated Shareholders Agreement, dated September 22, 2003, by and among Broder Bros., Co. and each of the shareholders listed in the schedules therein. (1)

10.3	Amended and Restated Registration Agreement, dated September 22, 2003, between Broder Bros., Co. and certain stockholders of the Issuer. (1)

10.4	Amended and Restated Advisory Agreement, dated September 22, 2003, between Broder Bros., Co. and Bain Capital, LLC. (1)

10.5	Broder Bros., Co. 2000 Stock Purchase and Option Plan. (1)

10.6	Employment Agreement, dated May 3, 2000, between Broder Bros., Co. and Vince Tyra. (1)*

10.7	Employment Agreement, dated May 3, 2000, between Broder Bros., Co. and Howard N. Morof. (1)*

10.8	Deferred Compensation Agreement, dated May 3, 2000, between Broder Bros., Co. and Vince Tyra. (1)*

10.9	Deferred Compensation Agreement, dated May 3, 2000, between Broder Bros., Co. and Michael T. Brode. (1)*

10.10	Executive Stock Agreement, dated May 3, 2000, between Broder Bros., Co. and Vince Tyra. (1)

10.11	Executive Stock Agreement, dated May 3, 2000, between Broder Bros., Co. and Howard N. Morof. (1)

10.12	Warrant Agreement, dated May 3, 2000, between Broder Bros., Co. and the Purchasers named therein. (1)

10.13	Securities Purchase Agreement, dated September 22, 2003, by and among Broder Bros., Co. and the Purchasers named therein. (1)

10.14	Employment Letter Agreement, dated October 7, 2003, between Broder Bros., Co. and Howard N. Morof. (1)*

10.15	Employment Agreement, dated December 22, 2003, between Broder Bros., Co. and Joseph G. Putnam. (1)*

10.16	Employment Agreement, dated January 10, 2004, between Broder Bros., Co. and David Hollister. (1)*

10.17	Employment Agreement, dated January 10, 2004, between Broder Bros., Co. and Vincent Tyra. (1)*

10.18	Amended and Restated Employment Agreement, dated February 15, 2005, between Broder Bros., Co. and Mark Barrocas. (6)*

10.19	Registration Rights Agreement, dated as of November 23, 2004, by and among Broder Bros., Co., the Guarantors named therein and UBS Securities LLC. (4)

10.20	2004 Executive Stock Option Plan. (5)

10.21	Description of Management Bonus Plan. (7)

10.22	Employment Agreement, dated May 20, 2004, between Broder Bros., Co. and Norman Hullinger. (7)*

10.23	Severance and First Amendment to Amended and Restated Employment Agreement, dated as of March 10, 2006, by and between Vincent Tyra and Broder Bros., Co. (8)*

10.24	Amended and Restated Credit Agreement dated as of August 31, 2006, among Broder Bros., Co., the Borrowers, the Subsidiary Guarantors, the Lenders, Banc of America Securities LLC, as sole lead arranger and bookrunner, Bank of America, N.A., as Administrative Agent and Collateral Agent for the Secured Parties, Swingline Lender and Issuing Bank, JPMorgan Chase Bank, N.A., as Syndication Agent, and Comerica Bank, General Electric Capital Corporation and LaSalle Bank Midwest, as Co-Documentation Agents. (9)

10.25	Employment Agreement, dated December 22, 2003, between Broder Bros., Co. and Michael Fabrico. (10)*

10.26	Employment Agreement, dated October 2, 2007, between Broder Bros., Co. and Martin J. Matthews. (11)*

10.27	Employment Agreement, dated December 26, 2007, between Broder Bros., Co. and Girisha Chandraraj.*

Exhibit No.	Description
12.1	Calculation of Earnings to Fixed Charges Ratio

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b) (32) of Regulation S-K).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b) (32) of Regulation S-K).

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-110029).
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 31, 2004.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K dated November 24, 2004.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K dated November 18, 2004.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2004.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-123991).
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 16, 2006.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 3, 2007.
*	Identifies a management or compensatory contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRODER BROS., CO.

March 28, 2008	By:	/S/ THOMAS MYERS
Thomas Myers
Chief Executive Officer and Director
(Principal Executive Officer)

March 28, 2008	By:	/S/ MARTIN J. MATTHEWS
Martin J. Matthews
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 28, 2008	By:	/S/ EDWARD CONARD
Edward Conard
Director

March 28, 2008	By:	/S/ STEPHEN ZIDE
Stephen Zide
Director

March 28, 2008	By:	/S/ SETH MEISEL
Seth Meisel
Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Registrant did not provide any annual report or proxy material to its security holders for the past fiscal year.