Form 10-Q
period 2008-03-29
BRODER BROS CO
filed 2008-05-13
CIK 1266700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 29, 2008

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

As of May 5, 2008, there were 963,637 shares of Class L, Series 1 common stock outstanding; 931,635 shares of Class L, Series 2 common stock outstanding; 2,784,375 shares of Class L, Series 3 common stock outstanding; 2,691,912 shares of Class L, Series 4 common stock outstanding; 9,695,252 shares of Class A common stock outstanding; and 28,709,993 shares of Class B common stock outstanding.

BRODER BROS., CO.

Quarterly Report for the Period Ended March 29, 2008

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

In September 2003, the Company acquired all of the outstanding capital stock of Alpha Shirt Holdings, Inc. pursuant to a stock purchase agreement entered into in July 2003. The Company acquired all of the outstanding capital stock of NES Clothing Company in August 2004, and in September 2006, the Company acquired virtually all the assets of Amtex Imports Inc. As used herein and except as the context otherwise may require, the “Company,” “we,” “us,” “our,” or “Broder” means Broder Bros., Co. For periods after the acquisition of Alpha Shirt Holdings, Inc., “Alpha” refers to the former business operated by Alpha Shirt Holdings, Inc. and which is now operated as a division of Broder Bros., Co., and for periods after the acquisition of NES Clothing Company, “NES” refers to the former business operated by NES Clothing Company and which is now operated as a division of Broder Bros., Co.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

BRODER BROS., CO.

BALANCE SHEETS

	March 29, 2008	December 29, 2007
	(unaudited)
	(dollars in thousands, except share amounts)
ASSETS
Current assets:
Cash	$4,379	$4,634
Accounts receivable, net of allowance for doubtful accounts of $6,905 at March 29, 2008 and $6,847 at December 29, 2007	86,316	85,266
Finished goods inventory	240,968	191,800
Prepaid and other current assets	8,557	9,454
Deferred income taxes	3,311	3,484

Total current assets	343,531	294,638
Fixed assets, net	29,842	31,420
Goodwill	51,266	51,266
Other intangibles	50,011	51,722
Deferred financing fees, net	5,815	6,373
Other assets	1,704	1,813

Total assets	$482,169	$437,232

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$5,073	$4,946
Accounts payable	118,492	89,768
Accrued expenses	17,622	22,039
Accrued interest	12,533	6,612

Total current liabilities	153,720	123,365
Long-term debt and capital lease obligations, net of current portion	365,959	337,627
Deferred income taxes	16,952	17,124
Other long-term liabilities	16,923	17,236

Total liabilities	553,554	495,352
Redeemable securities
Class B and Class L, Series 3 and Class L, Series 4 common stock	220	245
Commitments and contingencies
Shareholders’ equity:
Class L, Series 1 common stock; par value $0.01 per share; 2,000,000 shares authorized; 963,637 shares issued and outstanding at both March 29, 2008 and December 29, 2007 (aggregate liquidation preference of $40,145 and $38,941 as of March 29, 2008 and December 29, 2007, respectively)	10	10
Class L, Series 2 common stock; par value $0.01 per share; 2,000,000 shares authorized; 931,635 shares issued and outstanding at both March 29, 2008 and December 29, 2007 (aggregate liquidation preference of $29,570 and $28,508 as of March 29, 2008 and December 29, 2007, respectively)	10	10
Class L, Series 3 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,778,057 shares issued and outstanding at both March 29, 2008 and December 29, 2007 (aggregate liquidation preference of $115,734 and $112,261 as of March 29, 2008 and December 29, 2007, respectively)	28	28
Class L, Series 4 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,685,805 shares issued and outstanding at both March 29, 2008 and December 29, 2007 (aggregate liquidation preference of $85,247 and $82,186 as of March 29, 2008 and December 29, 2007, respectively)	27	27
Class A common stock; par value $0.01 per share; 15,000,000 shares authorized; 9,695,252 shares issued and outstanding at both March 29, 2008 and December 29, 2007	102	102
Class B common stock; par value $0.01 per share; 35,000,000 shares authorized; 28,644,854 shares issued and outstanding at both March 29, 2008 and December 29, 2007	288	287
Warrants—Class L, Series 3	1,478	1,477
Additional paid-in capital	123,590	123,466
Accumulated other comprehensive income	2	1
Accumulated deficit	(193,929)	(180,587)
Treasury stock; 615,859 and 615,859 shares of Class A common stock; 315,694 and 308,132 shares of Class B common stock; 36,363 and 36,363 shares of Class L, Series 1 common stock; 35,156 and 35,156 shares of Class L, Series 2 common stock; 30,619 and 29,885 shares of Class L, Series 3 common stock; 29,598 and 28,889 shares of Class L, Series 4 common stock; 5,930 and 5,930 Class L, Series 1 warrants; and 1,512 and 1,430 Class L, Series 3 warrants, at cost, in each case, at March 29, 2008 and December 29, 2007, respectively	(3,211)	(3,186)

Total shareholders’ equity	(71,605)	(58,365)

Total liabilities and shareholders’ equity	$482,169	$437,232

The accompanying notes are an integral part of the financial statements.

BRODER BROS., CO.

STATEMENTS OF OPERATIONS

For the Three Months Ended March 29, 2008 and March 31, 2007

	2008	2007
	(unaudited)
	(dollars to thousands)
Net sales	$196,696	$200,578
Cost of sales (exclusive of depreciation and amortization included in warehousing, selling and administrative below)	163,355	164,413

Gross profit	33,341	36,165
Warehousing, selling and administrative	36,989	36,824
Restructuring charges, net	316	7,174

Total operating expenses	37,305	43,998

Loss from operations	(3,964)	(7,833)
Other (income) expense
Interest	9,298	10,236
Change in fair value of interest rate swaps	26	(26)

Total other expense	9,324	10,210

Loss before income taxes	(13,288)	(18,043)
Income tax provision (benefit)	54	(6,916)

Net loss	$(13,342)	$(11,127)

The accompanying notes are an integral part of the financial statements.

BRODER BROS., CO.

STATEMENTS OF CASH FLOWS

For the Three Months Ended March 29, 2008 and March 31,2007

	Three Months Ended
	March 29, 2008	March 31, 2007
	(unaudited) (dollars in thousands)
Cash flows from operating activities
Net loss	$(13,342)	$(11,127)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	2,866	2,296
Amortization	2,207	2,984
Provision for losses on accounts receivable	421	433
Deferred income taxes	16	(6,139)
Stock-based compensation	100	118
Loss on disposal of fixed assets	23	—
Change in fair value of interest rate swaps	26	(26)
Changes in operating accounts
Accounts receivable	(1,471)	1,680
Finished goods inventory	(49,168)	(1,318)
Prepaid and other current assets	1,006	2,318
Accounts payable	17,944	6,288
Accrued liabilities and other	1,151	9,199

Net cash provided by (used in) operating activities	(38,221)	6,706

Cash flows from investing activities
Acquisition of fixed assets	(934)	(1,280)

Net cash used in investing activities	(934)	(1,280)

Cash flows from financing activities
Borrowings on revolving credit agreement	124,900	85,700
Repayments on revolving credit agreement	(95,600)	(89,800)
Payment for treasury stock purchase	(24)	(114)
Payments of principal on capital lease obligations	(1,156)	(1,076)
Change in book overdraft	10,780	1,054

Net cash provided by (used in) financing activities	38,900	(4,236)

Net increase (decrease) in cash	(255)	1,190
Cash at beginning of period	4,634	4,270

Cash at end of period	$4,379	$5,460

Supplemental disclosure of cash flow information
Assets acquired as a result of capital lease obligations	$377	$1,503

The accompanying notes are an integral part of the financial statements.

BRODER BROS., CO.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of the Company

Broder Bros., Co. (the “Company”) is a national wholesale distributor of imprintable sportswear and related products which include undecorated or “blank” T-shirts, sweatshirts, polo shirts, caps, bags and other imprintable accessories that are decorated primarily for advertising and promotional purposes. Products are sold to screen printers, embroiderers and advertising specialty companies through a distribution center network of strategically located facilities throughout the United States. These customers decorate the Company’s products with corporate logos, brands and other images and then sell the imprinted sportswear and accessories to a highly diversified range of end-customers, including Fortune 1000 companies, sporting venues, concert promoters, athletic leagues, educational institutions and travel resorts.

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

The Company operates on a 52/53-week year basis with the year ending on the last Saturday of December. The three months ended March 29, 2008 and March 31, 2007 each consisted of thirteen weeks. In certain cases, fiscal periods are identified according to the calendar period that they most accurately represent. For example, the quarterly period ended March 29, 2008 is referred to herein as “the three months ended March 31, 2008” and the balance sheet date of March 29, 2008 is referred to herein as “March 31, 2008.”

Basis of Presentation of Unaudited Interim Financial Information

The unaudited financial information herein has been prepared in accordance with generally accepted accounting principles and is in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 29, 2007 of the Company, which are included in the Form 10-K filed with the SEC on March 28, 2008.

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

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out method. Inventory consists of finished goods held for sale and an accrual for inventory in-transit shipped Free On Board (“FOB”), when title transfers from the manufacturer to the Company. The inventory in-transit accruals at March 31, 2008 and December 31, 2007 were $6.5 million and $14.2 million, respectively. The Company’s reported inventory cost consists of the cost of product, net of vendor incentives related to unsold inventory, and certain costs incurred to bring inventory to its existing condition or location, including freight-in, purchasing, receiving, inspection and other material handling costs. Amounts due to the Company related to vendor incentives are recorded as reductions to vendor payables.

The Company maintains an allowance for potential losses on the disposal of its discontinued and slow-moving inventory. The allowance was $6.8 million and $8.2 million at March 31, 2008 and December 31, 2007, respectively.

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

A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. No valuation allowance was recorded as of December 31, 2006 since the Company had sufficient deferred tax liabilities to shield its deferred tax assets and was not relying on projected, future taxable income to be able to realize its deferred tax assets. Due to the Company’s continued net operating losses and its net deferred tax asset position excluding naked credits, the Company recorded a valuation allowance of $15.6 million during fiscal 2007. As of March 31, 2008, the valuation allowance was increased to $20.7 million due to the pre-tax loss for the quarter ended March 31, 2008. See Note 6 for more information.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a final Staff Position to allow for a one-year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend SFAS No. 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to measure at fair value, at specified election dates, many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. Subsequent changes in fair value will be required to be reported in earnings each reporting period. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years and interim periods beginning after January 1, 2009. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

2. Comprehensive Loss

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Net loss	$(13,342)	$(11,127)
Other, net of taxes (a)	(1)	1

Comprehensive loss	$(13,343)	$(11,126)

(a)	Net of taxes of $1 for each of the three month periods ended March 31, 2008 and 2007.

3. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following at the dates indicated below:

	March 31, 2008	December 31, 2007
	(dollars in thousands)
Revolving credit facility	$132,000	$102,700
Senior notes	225,000	225,000
Promissory note payable (to former owner of Amtex)	300	300
Unamortized debt premium	656	719
Capital lease obligations	13,076	13,854

	371,032	342,573
Less: current portion	5,073	4,946

Total long-term debt and capital lease obligations, excluding current portion	$365,959	$337,627

Principal payments on the revolving credit facility, senior notes and capital lease obligations for the next five years ending March 31 are as follows:

(dollars in thousands)
2009	$5,073
2010	5,031
2011	228,189
2012	132,083
2013	—
Thereafter	—

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

The Credit Agreement contains both affirmative and negative covenants which, among other things, may require the Company to meet a minimum consolidated fixed charge coverage ratio, as defined in the Credit Agreement, and places limits upon disposals of assets, mergers and acquisitions, further indebtedness, transactions with affiliates and other customary restrictions. The occurrence of certain of these events may accelerate the timing of required repayments. As of March 31, 2008, the Company was in compliance with all covenants under the Credit Agreement.

Total unused credit line fees under the Credit Agreement were approximately $0.1 million for the three months ended March 31, 2008. The effective interest rate at March 31, 2008 was 4.5% and the weighted average interest rate on borrowings under the Credit Agreement for the three months ended March 31, 2008 was 5.9%. As of March 31, 2008, outstanding borrowings on the Credit Agreement were $132.0 million, which left $60.5 million of available borrowing capacity as determined by borrowing base availability. The effective interest rate at December 31, 2007 was 6.4%. As of December 31, 2007, outstanding borrowings on the revolving credit facility were $102.7 million, which left $55.5 million of available borrowing capacity as determined by borrowing base availability.

The Company incurred $0.8 million in debt issuance costs in connection with the Credit Agreement. These costs are being amortized to interest expense on a straight-line basis over the life of the Credit Agreement.

The Credit Agreement also contains a provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the Credit Agreement not to exceed $225.0 million. As of March 31, 2008 and December 31, 2007, the Company had approximately $8.0 million and $9.1 million, respectively, of outstanding letters of credit primarily related to commitments for the purchase of inventory.

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

The indenture governing the senior notes and the Credit Agreement, among other things, (i) restrict the ability of the Company and its subsidiaries, including any future guarantor of the senior notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (ii) prohibit certain restrictions on the ability of certain of the Company’s subsidiaries, including any future guarantor of the senior notes, to pay dividends or make certain payments to the Company and (iii) place restrictions on the ability of the Company and its subsidiaries, including any future guarantor of the senior notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. The indenture related to the senior notes and the Credit Agreement also contain various covenants which limit the Company’s discretion in the operation of its businesses. As of March 31, 2008, the Company was in compliance with all covenants under the indenture.

ASHI, Inc. was acquired in connection with the September 2003 acquisition of Alpha Shirt Holdings, Inc. On March 28, 2005, ASHI, Inc. was merged with and into Broder Bros., Co. and ceased to be a guarantor of any of the Company’s debt.

Interest Rate Swaps

As a condition of its revolving credit facility that was retired in September 2003, the Company was required to enter into interest rate protection agreements (“swaps”). The Company does not use derivatives for speculative purposes. The Company had an outstanding interest rate swap agreement with a commercial bank that had a notional amount of $10.0 million at each of March 31, 2008 and December 31, 2007. The interest rate swap agreement matures in October 2008.

The Company is exposed to credit loss in the event of nonperformance by the counterparty. The Company does not anticipate nonperformance to be likely. The Company has elected to not apply hedge accounting for this swap agreement. The fair value of this interest rate swap approximated $(0.3) million and $(0.2) million at March 31, 2008 and December 31, 2007, respectively. The swaps are classified on the balance sheets based on the expected timing of the cash flows related to the swaps. Approximately $0.3 million and $0.2 million was classified as other current liabilities at March 31, 2008 and December 31, 2007, respectively.

Redeemable Securities

During 2004, Bain Capital sold shares of its common stock of the Company to certain executives at their fair market value. These shares may be put to the Company at their fair market value if the executive is terminated for any reason other than for cause, or if the executive resigns with good reason as defined in the applicable employment agreement. The Company repurchased shares during fiscal years 2005, 2006 and 2007 that were owned by former executives who left the Company voluntarily. These shares are recorded below liabilities and outside of permanent equity on the balance sheets at March 31, 2008 and December 31, 2007 in accordance with EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities.” An executive who held shares left the Company during 2007 and the Company purchased such executive’s shares in 2008, which resulted in increases to additional paid-in capital and treasury stock during the first quarter of 2008.

These shares have been recorded on the balance sheets at each of the following dates:

	Number of Shares	Common Stock at Par Value	Additional Paid-in Capital	Liquidation Preference
	(dollars in thousands)
March 31, 2008
Class B	65,139	$0.7	$14	$—
Class L, Series 3	6,318	0.1	112	263.2
Class L, Series 4	6,107	0.1	94	193.8
December 31, 2007
Class B	72,701	$0.7	$16	$—
Class L, Series 3	7,052	0.1	124	285.0
Class L, Series 4	6,816	0.1	106	208.6

4. Related Party Transactions

In connection with the Alpha acquisition, the Company amended and restated its existing advisory services agreement with Bain Capital (the “Advisory Services Agreement”). The Advisory Services Agreement is a discretionary, contingency-based agreement, subject to certain conditions and limitations set forth therein. Before any management fees may be paid, EBITDA, as defined in the amended and restated Advisory Services Agreement, after giving effect to payment of the management fee, must be greater than $52.0 million in order for Bain Capital to earn a fee. The Company believes that the terms of such Advisory Services Agreement with Bain Capital are no less favorable than those that could have been obtained pursuant to a similar agreement with an unrelated third party.

The Advisory Services Agreement states that for each full fiscal year beginning in fiscal 2006, Bain Capital may be paid a fee up to an annual maximum of $3.0 million at the discretion of the Company’s board of directors. No fee was earned in fiscal 2007. During the three months ended March 31, 2008 and 2007, the Company recorded management fee expense of $0.1 million and $0.3 million, respectively. The management fee expense accrual is included in accrued expenses in the balance sheet.

The Advisory Services Agreement also requires the Company to pay investment banking fees in the amount of one percent of certain prescribed transactions. Bain Capital was not paid any investment banking fees during fiscal 2007 or during the three months ended March 31, 2008.

5. Commitments and Contingencies

Self-Insured Health Plan

The Company maintains a self-insured health plan for some of its employees. The Company has purchased stop loss insurance to supplement the health plan, which will reimburse the Company for individual claims in excess of $0.1 million annually or aggregate claims exceeding approximately $5.0 million. At both March 31, 2008 and December 31, 2007, approximately $0.6 million was included in accrued liabilities for self-insured health plan costs.

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

Advisory Agreement

In connection with the acquisition of Alpha, the Company entered into a new Advisory Services Agreement with Bain Capital in September 2003. See Note 4 for more information.

6. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions. In general, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2002.

The Company accounts for income taxes in accordance with the provision of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). In accordance with SFAS No. 109, a valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Due to the Company’s continued net operating losses and its net deferred tax asset position excluding naked credits, the Company recorded a valuation allowance of $15.6 million during fiscal year 2007. As of March 31, 2008, the valuation allowance was increased to $20.7 million due to the pre-tax loss for the quarter ended March 31, 2008. The valuation allowance for deferred tax assets at March 31, 2008 relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance is primarily attributable to the recording of deferred tax assets associated with federal and state tax loss carryforwards at full value which required a valuation allowance.

As disclosed in Note 1, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on December 31, 2006. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The provisions of FIN 48 apply to all material tax positions in all taxing jurisdictions for all open tax years. FIN 48 establishes a two-step process for evaluating tax positions. Step 1 – Recognition, requires the Company to determine whether a tax position, based solely on its technical merits, has a likelihood of more than 50 percent (“more likely than not”) that the tax position taken will be sustained upon examination. Step 2 – Measurement, which is only addressed if Step 1 has been satisfied, requires the Company to measure the tax benefit as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. As of March 31, 2008 we have recorded a liability related to FIN 48 of $0.8 million which may be payable in the future. This amount is included in “Other long-term liabilities” on the Company’s balance sheet.

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

Statement of Operations Information

	Three Months Ended March 31,
	2008				2007
	Broder	Alpha	NES	Consolidated	Broder	Alpha	NES	Consolidated
	(dollars in thousands)
Net sales	$74,557	$98,227	$23,912	$196,696	$81,601	$95,305	$23,672	$200,578
Cost of sales (1)	62,414	80,793	20,148	163,355	67,685	76,941	19,787	164,413

Gross profit	$12,143	$17,434	$3,764	$33,341	$13,916	$18,364	$3,885	$36,165

(1)	Cost of sales is exclusive of depreciation and amortization included in warehousing, selling and administrative expense.

Balance Sheet Information

	Broder	Alpha	NES	Consolidated
	(dollars in thousands)
As of March 31, 2008
Accounts receivable, net	$28,805	$44,532	$12,979	$86,316
Inventory	79,848	134,721	26,399	240,968
Goodwill, intangible assets and deferred financing fees, net	18,650	85,292	3,150	107,092
Accounts payable	42,706	61,888	13,898	118,492
As of December 31, 2007
Accounts receivable, net	$28,979	$43,777	$12,510	$85,266
Inventory	63,851	108,087	19,862	191,800
Goodwill, intangible assets and deferred financing fees, net	19,443	86,518	3,400	109,361
Accounts payable	27,866	52,388	9,514	89,768

8. Restructuring and Asset Impairment Charges

Following the acquisitions of Alpha in September 2003 and NES in August 2004, the Company executed restructuring activities designed to reduce its cost structure by closing duplicative distribution centers, disposing of the related fixed assets and reducing its corporate workforce for redundant selling, general and administrative functions.

During fiscal 2005, the Company initiated a strategy to create multi-division distribution centers which is expected to provide the Company with several key advantages, including improvement of inventory availability and enhanced service levels which are expected to result in increased revenue and profitability, as well as operational savings realized through higher volume relative to fixed costs.

During fiscal years 2005, 2006 and 2007 the Company recorded restructuring charges related to its distribution center consolidation initiative and its initiative to reduce the number of call centers it operates from seven to three. The distribution center and call center closure costs include accruals for the fair value of future lease obligations, net of expected sublease rentals. These future lease obligations are expected to be paid over the remaining lease terms, which end on dates beginning May 2008 and ending March 2015. See Note 15 in the Company’s 2007 Annual Report on Form 10-K for additional information.

During the first quarter of 2008, the company recorded restructuring charges related to severance and interest accretion of approximately $0.1 million and $0.2 million, respectively.

Restructuring activity is summarized as follows:

	Balance at December 31, 2007	Restructuring Charge	Cash Payments	Balance at March 31, 2008
	(dollars in thousands)
Distribution center closure costs
Lease termination and other costs, net	$15,848	$174	$(1,139)	$14,883
Severance and related benefits	519	142	(474)	187
Call center closure costs
Lease termination and other costs	39	—	(8)	31

	$16,406	$316	$(1,621)	$15,101

The total of $15.1 million in accrued restructuring costs is recorded as $3.3 million in current liabilities and $11.8 million in long-term liabilities at March 31, 2008.

9. Fair Value Measurement

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. On December 30, 2007, the Company adopted the provisions of SFAS 159 and did not elect the fair value option to measure certain financial instruments.

On December 30, 2007, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value and provides guidance for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We have elected this one-year deferral and thus will not apply the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis until our fiscal year beginning December 28, 2008. The FASB also decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. SFAS 157 enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The fair value of the Company’s interest rate protection agreement is based on unobservable inputs that are not corroborated by market data. We generally apply fair value techniques on a non-recurring basis associated with, (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets accounted for pursuant to SFAS No. 142, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to SFAS No. 144.

The following table summarizes the carrying amounts and fair values of certain assets at March 31, 2008:

	At March 31, 2008 (dollars in thousands)
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Interest rate protection agreement ($10 million notional amount)	$272	$—	$—	$272

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a leading distributor of imprintable sportswear and accessories in the United States. Imprintable sportswear and accessories is an estimated $8 billion U.S. market at wholesale prices and includes undecorated or “blank” T-shirts, sweatshirts, polo shirts, outerwear, caps, bags and other imprintable accessories that are decorated for various purposes. We purchase product from more than 70 suppliers, including Russell, Fruit of the Loom, Hanes, Anvil and Gildan. Exclusive or near-exclusive suppliers include retail brands such as Adidas Golf, Champion and Columbia Sportswear. We added Alternative Apparel as an exclusive brand to our 2008 assortment. We consider the term “near-exclusive” to represent those arrangements where, although not contractually entitled to exclusivity, we believe we are the only distributor to offer these products in an annual catalog to the imprintable sportswear industry. In addition to purchasing from these distribution suppliers, we develop and source products from over 13 countries to support our private label brands, which include the Devon & Jones, Chestnut Hill, Authentic Pigment, Harriton, HYP, Desert Wash, Great Republic and Harvard Square brands. Our products are sold to over 80,000 customers, primarily advertising specialty companies, screen printers, embroiderers and specialty retailers who decorate our blank product with corporate logos, brands and other images. Our decorator customers then sell imprinted sportswear and accessories to a highly diversified range of end-consumers, including Fortune 1000 companies, sporting venues, concert promoters, athletic leagues, educational institutions and travel resorts. We believe our end-consumers are increasingly recognizing imprintable sportswear and accessories as highly differentiated, cost-effective advertising and promotional tools that help them grow their respective businesses and brand images. As a result, imprintable sportswear unit volume has grown significantly over the last ten years, increasing at a compound annual growth rate of approximately 6%.

Results of Operations

The following table sets forth the amounts and the percentages of net sales that items in the statement of operations constituted for the periods indicated:

	Three Months Ended March 31,
	2008		2007
Net sales	$196.7	100.0%	$200.6	100.0%
Cost of sales (exclusive of depreciation and amortization as shown below)	163.4	83.1	164.4	82.0

Gross profit	33.3	16.9	36.2	18.0
Warehousing, selling and administrative expenses	32.2	16.4	31.9	15.9
Depreciation and amortization	4.7	2.4	4.9	2.4
Restructuring charges, net	0.3	0.2	7.2	3.6

Loss from operations	(3.9)	(2.0)	(7.8)	(3.9)
Interest expense, net	9.3	4.7	10.2	5.1
Income tax provision (benefit)	0.1	0.1	(6.9)	(3.4)

Net loss	$(13.3)	(6.8)%	$(11.1)	(5.5)%

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Net Sales. Net sales decreased by approximately $3.9 million, or 1.9%, from $200.6 million for the three months ended March 31, 2007 to $196.7 million for the three months ended March 31, 2008. This decrease resulted from the combination of an increase in average selling prices and product mix (estimated impact of $5.4 million) offset by a decrease in unit volume (estimated impact of $9.3 million). Trade brand revenue increased on higher average selling prices partially offset by lower unit sales as we continued to sell fewer low margin white t-shirts. Private label brand revenue declined by $7.3 million due to fewer units sold during the three months ended March 31, 2008 compared to the same period in 2007 and lower average selling prices.

Gross Profit. Gross profit decreased by $2.9 million, or 8.0%, from $36.2 million for the three months ended March 31, 2007 to $33.3 million for the three months ended March 31, 2008. The decrease in gross profit was attributable to lower average selling prices and lower unit volumes in private label brands. Gross profit from trade brand products increased as lower unit volumes were sold at higher gross margins. We continued to sell fewer low margin white t-shirts. Gross margin was 16.9% and 18.0% for the three months ended March 31, 2008 and 2007, respectively.

Warehousing, Selling and Administrative Expenses (Including Depreciation and Amortization). Warehousing, selling and administrative expenses, including depreciation and amortization, increased $0.1 million, or 0.3%, from $36.8 million for the three months ended March 31, 2007 to $36.9 million for the three months ended March 31, 2008. The increase was primarily the result of: (i) approximately $0.7 million in higher rent and utilities expense resulting from new leases executed in connection with our multi-branded distribution center strategy; (ii) higher net catalog expense of approximately $0.4 million as we distributed more supplemental catalogs; (iii) $0.4 million in higher selling expenses consisting of $0.2 million in salaries due to hiring regional sales managers and $0.2 million in higher sales commissions expenses; (iv) higher equipment rental and maintenance expense of $0.3 million; (v) higher marketing events expense of $0.5 million partially offset by lower trade show expense of $0.3 million as we reduced the number of industry trade shows in which we participate and instead developed proprietary trade shows and events to compete with smaller competitors; partially offset by (vi) lower management fee expense of $0.2 million due to the lower level of “Adjusted EBITDA” as defined in the Advisory Services Agreement with Bain Capital; (vii) approximately $0.2 million in lower depreciation and amortization resulting from less amortization expense due to definite-lived intangible assets which became fully amortized during fiscal 2007 partially offset by higher depreciation due to fixed asset additions in our new multi-branded distribution centers; and (viii) the inclusion in the prior year of approximately $1.3 million of incremental travel and training costs and duplicative rent expense associated with the opening of multi-branded distribution centers.

Restructuring and Asset Impairment Charges, Net. As more fully described in Note 8 to the Financial Statements included in this Form 10-Q, we recorded restructuring charges of $0.3 million and $7.2 million during the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008, such restructuring charges consisted of $0.2 million of interest accretion on restructuring charges which have been accrued for previously but not yet paid and $0.1 million in severance charges. The restructuring charge recorded during the three months ended March 31, 2007 consisted of $6.5 million in lease termination and other costs and $0.7 million in severance and related benefits charges resulting from our distribution center consolidation initiative. During the first quarter of 2007, we consolidated our distribution facilities in the Northeast, Southeast and Midwest Markets by closing distribution centers in New York, North Carolina, Michigan and Missouri.

Loss from Operations. As a result of the factors described above, loss from operations decreased by approximately $3.9 million, from a loss of $7.8 million for the three months ended March 31, 2007 to a loss of $3.9 million for the three months ended March 31, 2008.

Interest Expense. Interest expense, net was $9.3 million and $10.2 million for the three months ended March 31, 2008 and March 31, 2007, respectively. The reduced interest expense is due primarily to the lower weighted average interest rate during the three months ended March 31, 2008.

Income Taxes. The income tax expense was approximately $0.1 million for the three months ended March 31, 2008 compared with an income tax benefit of $6.9 million for the three months ended March 31, 2007. The difference between the U.S. federal statutory rate and the effective benefit rate relates primarily to the valuation allowance recorded during the quarter. Due to our continued net operating losses and our net deferred tax asset position excluding naked credits, we recorded a $5.1 million increase to our valuation allowance during the three months ended March 31, 2008. The valuation allowance for deferred tax assets at March 31, 2008 relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance is primarily attributable to the recording of deferred tax assets associated with federal and state tax loss carryforwards at full value which required a valuation allowance.

Net Loss. As a result of the factors described above, net loss increased by $2.2 million from a net loss of $(11.1) million for the three months ended March 31, 2007 to a net loss of $(13.3) million for the three months ended March 31, 2008.

Liquidity and Capital Resources

Cash Flows

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Net cash used in operating activities was $38.2 million for the three months ended March 31, 2008 compared with cash provided by operating activities of $6.7 million for the three months ended March 31, 2007. The decrease in cash flows from operating activities was due principally to an increase in the inventory balance of $49.2 million in the three months ended March 31, 2008 compared with an increase of $1.3 million in the same period in the prior year. The larger increase in the quarter ended March 31, 2008 is due to the lower ending inventory balance at December 31, 2007 (resulting from the completion of our distribution center consolidation) compared with December 31, 2006 and the normal seasonal increase in inventory. This increase was partly offset by an increase in net accounts payable and accrued liabilities and other of $19.1 million for the three months ended March 31, 2008 compared with an increase of $15.5 million in the three months ended March 31, 2007 and other changes in working capital.

Net cash used in investing activities was $0.9 million and $1.3 million for the three months ended March 31, 2008 and 2007, respectively. The decrease is due to the reduced purchases of fixed assets in the current year.

Net cash provided by financing activities was approximately $38.9 million for the three months ended March 31, 2008 compared with net cash used in financing activities of $4.2 million for the three months ended March 31, 2007. The change in financing cash flows is primarily the result of net borrowings on our revolving credit facility during the three months ended March 31, 2008 of $29.3 million compared to net repayments of $4.1 million in the three months ended March 31, 2007 and an increase in our book overdraft position during the three months ended March 31, 2008 of $10.8 million compared to an increase of $1.1 million in the same period of the prior year. Borrowings against the revolving credit facility support our inventory purchases.

Liquidity Position

In August 2006, we entered into an amended and restated credit agreement (“Credit Agreement”) which provides for aggregate revolver borrowings of up to $225.0 million (subject to borrowing base availability), including provision for up to $25.0 million of letters of credit. As of March 31, 2008, outstanding borrowings on the Credit Agreement were $132.0 million, and outstanding letters of credit were $8.0 million, which left $60.5 million of available borrowing capacity as determined by borrowing base availability.

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

The Credit Agreement contains both affirmative and negative covenants which, among other things, may require us to meet a minimum consolidated fixed charge coverage ratio, as defined in the Credit Agreement, and places limits upon capital expenditures, disposals of assets, mergers and acquisitions, further indebtedness, transactions with affiliates and other customary restrictions. The occurrence of certain of these events may accelerate required repayment. As of March 31, 2008, we were in compliance with all covenants under the Credit Agreement.

In September 2003, we completed a private offering of $175.0 million in aggregate principal amount of 11 1/4% senior notes due 2010. The proceeds of the private offering were used to finance the Alpha acquisition, repay existing indebtedness and to pay related fees and expenses. In November 2004, we completed a private offering of an additional $50.0 million in aggregate principal amount of 11 1/4 % senior notes due 2010. The proceeds of the private placement were used to repay borrowings under the revolving credit facility. All senior notes were issued under the same indenture. The senior notes are guaranteed on a senior unsecured basis by all existing and future material domestic subsidiaries, and pay interest semi-annually in arrears on April 15 and October 15 of each year.

The indenture governing the senior notes, among other things, (1) restricts the ability of us and our subsidiaries, including any future guarantor of the senior notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (2) prohibits certain restrictions on the ability of certain of our subsidiaries, including any future guarantor of the senior notes, to pay dividends or make certain payments to us and (3) places restrictions on the ability of us and our subsidiaries, including any future guarantor of the senior notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to the senior notes also contains various covenants which limit our discretion in the operation of our businesses. As of March 31, 2008, we were in compliance with all covenants under the indenture.

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

Off Balance Sheet Arrangements

Our revolving credit facility provides for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the revolving credit agreement of $225.0 million. As of March 31, 2008, we had approximately $8.0 million of outstanding letters of credit primarily related to commitments for the purchase of inventory.

We purchase product in the normal course of business through the use of short-term purchase orders representing quantities for normal business needs at current market prices. In addition, we are party to a supply agreement whereby we have committed to purchase a minimum of $2.5 million for the period January 1, 2007 through December 31, 2008. This supply agreement is more fully described in the following section “Contractual Cash Obligations.”

Contractual Cash Obligations

The following table presents the aggregate amount of future cash outflows under our contractual cash obligations and commercial commitments as of March 31, 2008:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(dollars in millions)
Revolving credit facility	$132.0	$—	$—	$132.0	$—
Senior notes(1)	225.0	—	225.0	—	—
Operating lease obligations(2)	116.7	18.6	33.9	30.2	34.0
Capital lease obligations	14.6	5.7	8.8	0.1	—
Supply agreements(3)	1.9	1.9	—	—	—
Expected interest payments(4)	64.8	25.8	39.0	—	—
Other(5)	0.3	0.3	—	—	—

Total contractual cash obligations	$555.3	$52.3	$306.7	$162.3	$34.0

(1)	Amounts shown do not include $0.7 million of unamortized premium that will be amortized over the term of the senior notes.

(2)	Operating lease payments have not been reduced by minimum sublease rentals of $2.9 due to the Company in the future under noncancelable subleases.

(3)

We are party to a supply agreement in which we are committed to purchase a minimum of $2.5 million over the two year period beginning January 1, 2007 and ending December 31, 2008. We do not believe this purchase commitment exceeds our future consumption requirements.

(4)

Represents expected interest payments for the life of our senior notes and interest related to our interest rate swap agreement. The amounts included in this table exclude any interest payments which may be made related to our revolving credit facility. If the March 31, 2008 weighted average interest rate of 5.9% and balance outstanding of $132.0 million were to remain constant throughout the remainder of the revolving credit facility, our total future interest payments under the facility would be approximately $26.6 million. The expected payments on our senior notes were calculated using the principal amount of the notes outstanding of $225.0 million, the stated interest rate of 11.25% and the semi-annual payment dates of April 15 and October 15 of each year. Expected interest payments on our interest rate swap agreement were calculated using a notional amount of $10 million and an interest rate of 8%. The swap agreement matures in October 2008.

(5)	Represents note payable to former owner of Amtex.

In addition, due to the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) on December 31, 2006, we have recorded a $0.8 million liability as of March 31, 2008 that may be payable in the future, although timing of payment cannot be reasonably estimated. For more information, see Note 6 to the financial statements.

Inflation

Prices of certain of the products we distribute, particularly T-shirts, are determined primarily based on market conditions, including the price of raw materials and available capacity in the industry. In general, we pass along to our customers any changes in the market price we pay for the products we distribute on a real-time basis. Due to competitive market conditions, the average selling prices for certain of the products we distribute, particularly T-shirts, have historically demonstrated a declining trend. During the fourth quarter of 2007, however, certain of our trade brand suppliers announced price increases. To maintain our gross profit margin, we increased selling prices to our customers. Due to the recent increase in the price of cotton, the five largest trade brand suppliers announced a price increase effective March 2008 and we again increased selling prices to our customers to maintain our gross profit margin.

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

During 2007, first quarter net sales were approximately 21.2% of the total for the year and first quarter gross profit was approximately 21.6% of the total for the year. During fiscal year 2007, excluding the goodwill impairment charge of $87.3 million recorded in the fourth fiscal quarter, we earned combined operating income of $3.6 million in the second, third and fourth quarters compared to a full year loss of $4.2 million.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our financial statements included elsewhere in this report and in Note 2 to our consolidated financial statements included in our Form 10-K filed with the SEC on March 28, 2008. While all significant accounting policies are important to our financial statements, some of these policies may be viewed as being critical. Such policies are those that are both most important to the portrayal of our financial condition and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe our most critical accounting policies are as follows:

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

Income Taxes. The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires an asset and liability approach, which requires the recognition of deferred income tax assets and deferred income tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. No valuation allowance was recorded as of December 31, 2006 since the Company had sufficient deferred tax liabilities to shield its deferred tax assets and was not relying on projected, future taxable income to be able to realize its deferred tax assets. Due to the Company’s continued net operating losses and its net deferred tax asset position excluding naked credits, the Company recorded a valuation allowance of $15.6 million during fiscal 2007. As of March 29, 2008 the valuation allowance was $20.7 million.

Goodwill and Intangible Assets. Goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. We perform impairment evaluations for goodwill and indefinite-lived assets at least annually in the fourth quarter, or upon a triggering event, using discounted expected future cash flows. In addition, we have recorded other indefinite-lived intangible assets (the trade names “Alpha,” “Alpha Shirt Company,”) as well as certain finite-lived intangible assets (primarily the trade names “NES Clothing” and “Harvard Square,” and customer relationship intangibles). These finite-lived intangible assets are being amortized on a straight-line basis over their average useful lives ranging from 1 to 8 years. Following the Company’s fiscal 2007 annual test for goodwill impairment, we determined that a change in the composition of the Alpha division’s tangible and intangible assets had occurred. Due primarily to an increase in the value of Alpha’s tangible assets, the Alpha division recorded a non-cash goodwill impairment charge of $87.3 million during the fourth quarter 2007. The impairment test procedures performed in accordance with our annual impairment testing require us to make comprehensive estimates of future revenues and cash flows. Due to uncertainties associated with such estimates, actual results could differ from such estimates. Material differences between actual results and the estimates used may result in the determination that some or all of our remaining goodwill has become impaired, which could result in additional impairment charges in the future. If we determine that there are additional impairments to our goodwill or intangibles in the future, the resulting non-cash charge could be substantial.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a final Staff Position to allow for a one-year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend SFAS No. 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The adoption of SFAS No. 157 has not had a material impact on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to measure at fair value, at specified election dates, many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. Subsequent changes in fair value will be required to be reported in earnings each reporting period. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 has not had a material impact on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Non controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interest. SFAS No. 160 is effective for fiscal years and interim periods beginning after January 1, 2009. The adoption of SFAS No. 160 is not expected to have a material impact on our financial condition, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on our financial condition, results of operations or cash flows.

Sarbanes-Oxley Section 404 Compliance

We incur certain costs associated with being an SEC registrant because of covenants in the indenture governing our senior notes. We are currently a “non-accelerated filer” under rules promulgated by the SEC. For the year ended December 29, 2007, pursuant to Section 404(a) of the Sarbanes-Oxley Act, management issued its assessment report on the effectiveness of our internal controls over financial reporting. The SEC issued a release in February 2008, however, announcing that the Commission had proposed a one-year extension of the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor’s attestation report on management’s assessment report on internal controls over financial reporting. The proposal would extend the deadline for the auditor’s attestation report to the first annual report for fiscal years ending on or after December 15, 2009.

As part of our ongoing emphasis on risk management and internal control, we will continue our efforts to identify business and fraud risks, to implement process enhancements, and to document and test the system of internal controls over key processes.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this document and our other filings with the SEC, including our Annual Report on Form 10-K for fiscal 2007. Risk factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in forward-looking statements include, but are not limited to, the following:

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

•

ability to predict customer demand for our private label products and the ability to manage the additional complexity in our operations, including increases to our working capital investment and increased level of inventory risk;

•	ability to execute on our distribution center consolidation plan, including the realization of anticipated inventory reductions and maintaining current customer service levels;

•	ability to realize deferred tax assets, including the potential to record a valuation allowance against deferred tax assets in the future;

•	significant reliance on one shipper to distribute our products to our customers;

•	our substantial level of indebtedness; and

•	ability to execute on our acquisition strategy and the related integration of acquired companies, including the realization of anticipated operating synergies and cost savings.

These and other applicable risks are described under the caption “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC. We assume no obligation to publicly update or revise any forward-looking statement made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2008, we had $132.0 million of debt outstanding under our revolving credit facility. Our revolving credit facility is subject to variable interest rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the March 31, 2008 level of borrowings, and further considering the interest rate protection agreement currently in place (see following paragraph), we estimate that a one percentage point increase in interest on our variable rate debt agreements would have increased interest expense for the three months ended March 31, 2008 by approximately $0.3 million.

We have entered into an interest rate protection agreement whereby we have contracted to pay a fixed interest rate in exchange for receipt of a variable rate. The $10.0 million notional principal amount under the interest rate protection agreement terminates in October 2008. We have elected not to apply hedge accounting for the currently outstanding interest rate protection agreement. Accordingly, we record our interest rate swaps at fair value on the balance sheet and record gains and losses on this contract as well as the periodic settlements of this contract through our statement of operations. We recorded other expense of less than $0.1 million for both of the three month periods ended March 31, 2008 and 2007, respectively.

Item 4T.	Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent months or from those anticipated. See the discussion in “Item 1A. Risk Factors” in our 2007 Annual Report on Form 10-K. There have been no material changes in our risk factors from those previously disclosed in our 2007 Annual Report on Form 10-K.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 13, 2008	BRODER BROS., CO.

	By:	/s/ THOMAS MYERS
Thomas Myers
Chief Executive Officer and Director (Principal Executive Officer)

May 13, 2008

	By:	/s/ MARTIN J. MATTHEWS
Martin J. Matthews
Chief Financial Officer (Principal Financial and Accounting Officer)