Form 10-Q
period 2008-06-28
BRODER BROS CO
filed 2008-08-08
CIK 1266700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 28, 2008

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

As of August 4, 2008, there were 963,637 shares of Class L, Series 1 common stock outstanding; 931,635 shares of Class L, Series 2 common stock outstanding; 2,784,375 shares of Class L, Series 3 common stock outstanding; 2,691,912 shares of Class L, Series 4 common stock outstanding; 9,695,252 shares of Class A common stock outstanding; and 28,709,993 shares of Class B common stock outstanding.

BRODER BROS., CO.

Quarterly Report for the Period Ended June 28, 2008

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

BRODER BROS., CO.

BALANCE SHEETS

	June 28, 2008	December 29, 2007
	(unaudited)
	(dollars in thousands, except share amounts)
ASSETS
Current assets:
Cash	$5,481	$4,634
Accounts receivable, net of allowance for doubtful accounts of $6,316 at June 28, 2008 and $6,847 at December 29, 2007	102,200	85,266
Finished goods inventory	260,847	191,800
Prepaid and other current assets	7,887	9,454
Deferred income taxes	3,345	3,484

Total current assets	379,760	294,638
Fixed assets, net	27,271	31,420
Goodwill	51,266	51,266
Other intangibles	48,123	51,722
Deferred financing fees, net	5,258	6,373
Other assets	1,588	1,813

Total assets	$513,266	$437,232

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$5,084	$4,946
Accounts payable	142,627	89,768
Accrued expenses	19,441	22,039
Accrued interest	5,885	6,612

Total current liabilities	173,037	123,365
Long-term debt and capital lease obligations, net of current portion	378,918	337,627
Deferred income taxes	16,989	17,124
Other long-term liabilities	16,285	17,236

Total liabilities	585,229	495,352
Redeemable securities
Class B and Class L, Series 3 and Class L, Series 4 common stock	220	245
Commitments and contingencies
Shareholders’ equity:
Class L, Series 1 common stock; par value $0.01 per share; 2,000,000 shares authorized; 963,637 shares issued and outstanding at both June 28, 2008 and December 29, 2007 (aggregate liquidation preference of $41,407 and $38,941 as of June 28, 2008 and December 29, 2007, respectively)	10	10
Class L, Series 2 common stock; par value $0.01 per share; 2,000,000 shares authorized; 931,635 shares issued and outstanding at both June 28, 2008 and December 29, 2007 (aggregate liquidation preference of $30,669 and $28,508 as of June 28, 2008 and December 29, 2007, respectively)	10	10
Class L, Series 3 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,778,057 shares issued and outstanding at both June 28, 2008 and December 29, 2007 (aggregate liquidation preference of $119,373 and $112,261 as of June 28, 2008 and December 29, 2007, respectively)	28	28
Class L, Series 4 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,685,805 shares issued and outstanding at both June 28, 2008 and December 29, 2007 (aggregate liquidation preference of $88,417 and $82,186 as of June 28, 2008 and December 29, 2007, respectively)	27	27
Class A common stock; par value $0.01 per share; 15,000,000 shares authorized; 9,695,252 shares issued and outstanding at both June 28, 2008 and December 29, 2007	102	102
Class B common stock; par value $0.01 per share; 35,000,000 shares authorized; 28,644,854 shares issued and outstanding at both June 28, 2008 and December 29, 2007	288	287
Warrants—Class L, Series 3	1,478	1,477
Additional paid-in capital	123,690	123,466
Accumulated other comprehensive income	3	1
Accumulated deficit	(194,608)	(180,587)
Treasury stock; 615,859 and 615,859 shares of Class A common stock; 315,694 and 308,132 shares of Class B common stock; 36,363 and 36,363 shares of Class L, Series 1 common stock; 35,156 and 35,156 shares of Class L, Series 2 common stock; 30,619 and 29,885 shares of Class L, Series 3 common stock; 29,598 and 28,889 shares of Class L, Series 4 common stock; 5,930 and 5,930 Class L, Series 1 warrants; and 1,512 and 1,430 Class L, Series 3 warrants, at cost, in each case, at June 28, 2008 and December 29, 2007, respectively	(3,211)	(3,186)

Total shareholders’ equity	(72,183)	(58,365)

Total liabilities and shareholders’ equity	$513,266	$437,232

The accompanying notes are an integral part of the financial statements.

BRODER BROS., CO.

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 28, 2008 and June 30, 2007

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(unaudited) (dollars to thousands)
Net sales	$257,555	$249,399	$454,251	$449,977
Cost of sales (exclusive of depreciation and amortization included in warehousing, selling and administrative below)	212,208	205,833	375,563	370,246

Gross profit	45,347	43,566	78,688	79,731
Warehousing, selling and administrative	36,268	39,232	73,257	76,056
Restructuring and asset impairment charges, net	558	(941)	874	6,233

Total operating expenses	36,826	38,291	74,131	82,289

Income (loss) from operations	8,521	5,275	4,557	(2,558)
Other (income) expense
Interest expense, net	9,247	9,315	18,545	19,551
Change in fair value of interest rate swaps	(124)	(86)	(98)	(112)

Total other expense	9,123	9,229	18,447	19,439

Loss before income taxes	(602)	(3,954)	(13,890)	(21,997)
Income tax provision (benefit)	77	411	131	(6,505)

Net loss	$(679)	$(4,365)	$(14,021)	$(15,492)

The accompanying notes are an integral part of the financial statements.

BRODER BROS., CO.

STATEMENTS OF CASH FLOWS

For the Six Months Ended June 28, 2008 and June 30, 2007

	Six Months Ended
	June 28, 2008	June 30, 2007
	(unaudited) (dollars in thousands)
Cash flows from operating activities
Net loss	$(14,021)	$(15,492)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	5,744	4,678
Amortization	4,589	5,961
Provision for losses on accounts receivable	166	1,059
Deferred income taxes	33	(6,394)
Stock-based compensation	200	234
Loss on disposal of fixed assets	24	45
Change in fair value of interest rate swaps	(98)	(112)
Changes in operating accounts
Accounts receivable	(17,100)	(14,249)
Finished goods inventory	(69,047)	15,136
Prepaid and other current assets	1,792	2,930
Accounts payable	75,841	14,814
Accrued liabilities and other	(4,205)	1,604

Net cash (used in) provided by operating activities	(16,082)	10,214

Cash flows from investing activities
Acquisition of fixed assets	(1,208)	(3,297)

Net cash used in investing activities	(1,208)	(3,297)

Cash flows from financing activities
Borrowings on revolving credit agreement	262,800	210,200
Repayments on revolving credit agreement	(219,300)	(220,600)
Payment for treasury stock purchase	(24)	(114)
Payments of principal on capital lease obligations	(2,357)	(1,833)
Change in book overdraft	(22,982)	6,656

Net cash provided by (used in) financing activities	18,137	(5,691)

Net increase in cash	847	1,226
Cash at beginning of period	4,634	4,270

Cash at end of period	$5,481	$5,496

Supplemental disclosure of cash flow information
Assets acquired as a result of capital lease obligations	$411	$3,969

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

The Company operates on a 52/53-week year basis with the year ending on the last Saturday of December. The three and six months ended June 28, 2008 and June 30, 2007 each consisted of thirteen and twenty-six weeks, respectively. In certain cases, fiscal periods are identified according to the calendar period that they most accurately represent. For example, the quarterly period ended June 28, 2008 is referred to herein as “the three months ended June 30, 2008” and the balance sheet date of June 28, 2008 is referred to herein as “June 30, 2008.”

Basis of Presentation of Unaudited Interim Financial Information

The unaudited financial information herein has been prepared in accordance with generally accepted accounting principles and is in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments that are considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three and six months ended June 28, 2008 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 29, 2007 of the Company, which are included in the Form 10-K filed with the SEC on March 28, 2008.

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

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out method. Inventory consists of finished goods held for sale and an accrual for inventory in-transit shipped Free On Board (“FOB”), when title transfers from the manufacturer to the Company. The inventory in-transit accruals at June 30, 2008 and December 31, 2007 were $16.4 million and $14.2 million, respectively. The Company’s reported inventory cost consists of the cost of product, net of vendor incentives related to unsold inventory, and certain costs incurred to bring inventory to its existing condition or location, including freight-in, purchasing, receiving, inspection and other material handling costs. Amounts due to the Company related to vendor incentives are recorded as reductions to vendor payables.

The Company maintains an allowance for potential losses on the disposal of its discontinued and slow-moving inventory. The allowance was $6.8 million and $8.2 million at June 30, 2008 and December 31, 2007, respectively.

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

A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. No valuation allowance was recorded as of December 31, 2006 since the Company had sufficient deferred tax liabilities to shield its deferred tax assets and was not relying on projected, future taxable income to be able to realize its deferred tax assets. Due to the Company’s continued net operating losses and its net deferred tax asset position excluding naked credits, the Company recorded a valuation allowance of $15.6 million during fiscal 2007. As of June 30, 2008, the valuation allowance was increased to $21.0 million due to the pre-tax loss for the six months ended June 30, 2008. See Note 6 for more information.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a final Staff Position to allow for a one-year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend SFAS No. 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The Company has adopted SFAS No. 157 as of December 30, 2007 related to financial assets and financial liabilities. Refer to Note 9 for additional discussion on fair value measurements. The Company is currently evaluating the impact of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to measure at fair value, at specified election dates, many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. Subsequent changes in fair value will be required to be reported in earnings each reporting period. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 as of December 30, 2007 and has elected not to measure any additional financial instruments at fair value.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non-controlling minority interests and includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), Business Combinations (“SFAS 141R”) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the potential impact, if any, of FSP SFAS 142-3 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is not expected to result in a change in current practices. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company will adopt the provisions of SFAS No. 162 within the required period.

2. Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Net loss	$(679)	$(4,365)	$(14,021)	$(15,492)
Other, net of taxes (a)	1	3	2	4

Comprehensive loss	$(678)	$(4,362)	$(14,019)	$(15,488)

(a)	Net of taxes of $1 for each of the three month periods ended June 30, 2008 and 2007 and $2 for each of the six month periods ended June 30, 2008 and 2007.

3. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following at the dates indicated below:

	June 30, 2008	December 31, 2007
	(dollars in thousands)
Revolving credit facility	$146,200	$102,700
Senior notes	225,000	225,000
Promissory note payable (to former owner of Amtex)	300	300
Unamortized debt premium	594	719
Capital lease obligations	11,908	13,854

	384,002	342,573
Less: current portion	5,084	4,946

Total long-term debt and capital lease obligations, excluding current portion	$378,918	$337,627

Principal payments on the revolving credit facility, senior notes and capital lease obligations for the next five years ending June 30 are as follows:

(dollars in thousands)
2009	$5,084
2010	5,235
2011	226,810
2012	146,261
2013	17
Thereafter	—

Revolving Credit Facility

In August 2006, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), and amended and restated the Company’s revolving credit agreement, dated as of September 22, 2003, by and among the Company, the lenders thereto and the agents named therein (the “Revolver Agreement”). Certain of the lenders under the Credit Agreement were also lenders under the Revolver Agreement. Subject to compliance with the terms of the indenture governing the Senior Notes and the Credit Agreement, the Company may borrow up to $225 million under the Credit Agreement for working capital, capital expenditures, permitted acquisitions and other corporate purposes. The Credit Agreement matures on August 31, 2011.

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

The Credit Agreement contains both affirmative and negative covenants which, among other things, may require the Company to meet a minimum consolidated fixed charge coverage ratio, as defined in the Credit Agreement, and places limits upon disposals of assets, mergers and acquisitions, further indebtedness, transactions with affiliates and other customary restrictions. The occurrence of certain of these events may accelerate the timing of required repayments. As of June 30, 2008, the Company was in compliance with all covenants under the Credit Agreement.

Total unused credit line fees under the Credit Agreement were approximately $0.1 million for the six months ended June 30, 2008. The effective interest rate at June 30, 2008 was 3.9% and the weighted average interest rate on borrowings under the Credit Agreement for the six months ended June 30, 2008 was 5.2%. As of June 30, 2008, outstanding borrowings on the Credit Agreement were $146.2 million, which left $64.1 million of available borrowing capacity as determined by borrowing base availability. The effective interest rate at December 31, 2007 was 6.4%. As of December 31, 2007, outstanding borrowings on the revolving credit facility were $102.7 million, which left $55.5 million of available borrowing capacity as determined by borrowing base availability.

The Company incurred $0.8 million in debt issuance costs in connection with the Credit Agreement. These costs are being amortized to interest expense on a straight-line basis over the life of the Credit Agreement.

The Credit Agreement also contains a provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the Credit Agreement not to exceed $225.0 million. As of June 30, 2008 and December 31, 2007, the Company had approximately $8.5 million and $9.1 million, respectively, of outstanding letters of credit primarily related to commitments for the purchase of inventory.

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

The indenture governing the senior notes and the Credit Agreement, among other things, (i) restrict the ability of the Company and its subsidiaries, including any future guarantor of the senior notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (ii) prohibit certain restrictions on the ability of certain of the Company’s subsidiaries, including any future guarantor of the senior notes, to pay dividends or make certain payments to the Company and (iii) place restrictions on the ability of the Company and its subsidiaries, including any future guarantor of the senior notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. The indenture related to the senior notes and the Credit Agreement also contain various covenants which limit the Company’s discretion in the operation of its businesses. As of June 30, 2008, the Company was in compliance with all covenants under the indenture.

ASHI, Inc. was acquired in connection with the September 2003 acquisition of Alpha Shirt Holdings, Inc. On March 28, 2005, ASHI, Inc. was merged with and into Broder Bros., Co. and ceased to be a guarantor of any of the Company’s debt.

Interest Rate Swaps

As a condition of its revolving credit facility that was retired in September 2003, the Company was required to enter into interest rate protection agreements (“swaps”). The Company does not use derivatives for speculative purposes. The Company had an outstanding interest rate swap agreement with a commercial bank that had a notional amount of $10.0 million at each of June 30, 2008 and December 31, 2007. The interest rate swap agreement matures in October 2008.

The Company is exposed to credit loss in the event of nonperformance by the counterparty. The Company does not anticipate nonperformance to be likely. The Company has elected to not apply hedge accounting for this swap agreement. The fair value of this interest rate swap approximated $(0.1) million and $(0.2) million at June 30, 2008 and December 31, 2007, respectively. The swap is classified on the balance sheets based on the expected timing of the cash flows related to the swap. Approximately $0.1 million and $0.2 million was classified as other current liabilities at June 30, 2008 and December 31, 2007, respectively.

Redeemable Securities

During 2004, Bain Capital sold shares of its common stock of the Company to certain executives at their fair market value. These shares may be put to the Company at their fair market value if the executive is terminated for any reason other than for cause, or if the executive resigns with good reason as defined in the applicable employment agreement. The Company repurchased shares during fiscal years 2005, 2006 and 2007 that were owned by former executives who left the Company voluntarily. These shares are recorded below liabilities and outside of permanent equity on the balance sheets at June 30, 2008 and December 31, 2007 in accordance with EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities.” An executive who held shares left the Company during 2007 and the Company purchased such executive’s shares in 2008, which resulted in increases to additional paid-in capital and treasury stock during the first quarter of 2008.

These shares have been recorded on the balance sheets at each of the following dates:

	Number of Shares	Common Stock at Par Value	Additional Paid-in Capital	Liquidation Preference
	(dollars in thousands)
June 30, 2008
Class B	65,139	$0.7	$14	$—
Class L, Series 3	6,318	0.1	112	271.5
Class L, Series 4	6,107	0.1	94	201.0
December 31, 2007
Class B	72,701	$0.7	$16	$—
Class L, Series 3	7,052	0.1	124	285.0
Class L, Series 4	6,816	0.1	106	208.6

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

The Advisory Services Agreement states that for each full fiscal year beginning in fiscal 2006, Bain Capital may be paid a fee up to an annual maximum of $3.0 million at the discretion of the Company’s board of directors. No fee was earned in fiscal 2007. During the three and six months ended June 30, 2008, the Company recorded management fee expense of $0.8 million and $0.9 million, respectively. During the three and six months ended June 30, 2007, the Company recorded management fee expense of $0.6 million and $0.9 million, respectively. The management fee expense accrual is included in accrued expenses in the balance sheet.

The Advisory Services Agreement also requires the Company to pay investment banking fees in the amount of one percent of certain prescribed transactions. Bain Capital was not paid any investment banking fees during fiscal 2007 or during the six months ended June 30, 2008.

5. Commitments and Contingencies

Self-Insured Health Plan

The Company maintains a self-insured health plan for some of its employees. The Company has purchased stop loss insurance to supplement the health plan, which will reimburse the Company for individual claims in excess of $0.1 million annually or aggregate claims exceeding approximately $6.6 million. At June 30, 2008 and December 31, 2007, approximately $0.7 and $0.6 million was included in accrued liabilities for self-insured health plan costs.

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

The Company accounts for income taxes in accordance with the provision of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). In accordance with SFAS No. 109, a valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Due to the Company’s continued net operating losses and its net deferred tax asset position excluding naked credits, the Company recorded a valuation allowance of $15.6 million during fiscal year 2007. As of June 30, 2008, the valuation allowance was increased to $21.0 million due to the pre-tax loss for the six months ended June 30, 2008. The valuation allowance for deferred tax assets at June 30, 2008 relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance is primarily attributable to the recording of deferred tax assets associated with federal and state tax loss carryforwards at full value which required a valuation allowance.

The Company is susceptible to large fluctuations in its effective tax rate and has thereby recognized tax expense on a discrete pro-rata basis for the six months ended June 30, 2008.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on December 31, 2006. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The provisions of FIN 48 apply to all material tax positions in all taxing jurisdictions for all open tax years. FIN 48 establishes a two-step process for evaluating tax positions. Step 1 – Recognition, requires the Company to determine whether a tax position, based solely on its technical merits, has a likelihood of more than 50 percent (“more likely than not”) that the tax position taken will be sustained upon examination. Step 2 – Measurement, which is only addressed if Step 1 has been satisfied, requires the Company to measure the tax benefit as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. As of June 30, 2008 we have recorded a liability related to FIN 48 of $0.8 million which may be payable in the future. This amount is included in “Other long-term liabilities” on the Company’s balance sheet.

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

Statement of Operations Information

	Three Months Ended June 30,
	2008				2007
	Broder	Alpha	NES	Consolidated	Broder	Alpha	NES	Consolidated
	(dollars in thousands)
Net sales	$98,820	$124,233	$34,502	$257,555	$97,207	$119,087	$33,105	$249,399
Cost of sales (1)	82,051	101,471	28,686	212,208	81,010	96,616	28,207	205,833

Gross profit	$16,769	$22,762	$5,816	$45,347	$16,197	$22,471	$4,898	$43,566

	Six Months Ended June 30,
	2008				2007
	Broder	Alpha	NES	Consolidated	Broder	Alpha	NES	Consolidated
	(dollars in thousands)
Net sales	$173,378	$222,459	$58,414	$454,251	$178,808	$214,392	$56,777	$449,977
Cost of sales (1)	144,464	182,264	48,835	375,563	148,695	173,557	47,994	370,246

Gross profit	$28,914	$40,195	$9,579	$78,688	$30,113	$40,835	$8,783	$79,731

(1)	Cost of sales is exclusive of depreciation and amortization included in warehousing, selling and administrative expense.

Balance Sheet Information

	Broder	Alpha	NES	Consolidated
	(dollars in thousands)
As of June 30, 2008
Accounts receivable, net	$33,985	$50,644	$17,571	$102,200
Inventory	84,921	148,400	27,526	260,847
Goodwill, intangible assets and deferred financing fees, net	17,847	83,901	2,899	104,647
Accounts payable	48,505	77,570	16,552	142,627
As of December 31, 2007
Accounts receivable, net	$28,979	$43,777	$12,510	$85,266
Inventory	63,851	108,087	19,862	191,800
Goodwill, intangible assets and deferred financing fees, net	19,443	86,518	3,400	109,361
Accounts payable	27,866	52,388	9,514	89,768

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

During fiscal years 2005, 2006 and 2007 the Company recorded restructuring charges related to its distribution center consolidation initiative and its initiative to reduce the number of call centers it operates from seven to three. The distribution center and call center closure costs include accruals for the fair value of future lease obligations, net of expected sublease rentals. These future lease obligations are expected to be paid over the remaining lease terms, which end on dates beginning May 2009 and ending March 2015. See Note 15 in the Company’s 2007 Annual Report on Form 10-K for additional information.

During the first quarter of 2007, the Company recorded approximately $7.2 million in restructuring charges, consisting of $6.5 million in distribution center closure costs for the fair value of lease obligations and $0.7 million in severance and related benefits. During the second quarter of 2007, the Company recorded approximately $0.7 million in severance and related benefit obligations offset by a reduction to the restructuring charge of approximately $1.5 million as the Company executed two sublease agreements for its LaMirada, CA distribution center.

During the first quarter of 2008, the company recorded restructuring charges related to severance and interest accretion of approximately $0.1 million and $0.2 million, respectively. During the second quarter of 2008, the company recorded restructuring charges related to interest accretion and reduction of sublease assumptions of approximately $0.2 million and $0.4 million, respectively.

Restructuring activity is summarized as follows:

	Balance at December 31, 2007	Restructuring Charge	Cash Payments	Balance at June 30, 2008
	(dollars in thousands)
Distribution center closure costs
Lease termination and other costs, net	$15,848	$732	$(2,242)	$14,338
Severance and related benefits	519	142	(661)	—
Call center closure costs
Lease termination and other costs	39	—	(16)	23

	$16,406	$874	$(2,919)	$14,361

The total of $14.4 million in accrued restructuring costs is recorded as $3.2 million in current liabilities and $11.2 million in long-term liabilities at June 30, 2008.

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

On December 30, 2007, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value and provides guidance for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We have elected this one-year deferral and thus will not apply the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis until our fiscal year beginning December 28, 2008. The FASB also amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. SFAS 157 enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

The following table summarizes the carrying amounts and fair values of certain liabilities at June 30, 2008:

	At June 30, 2008 (dollars in thousands)
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Interest rate swap agreement ($10 million notional amount)	$148	$—	$—	$148

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

The following table sets forth the amounts and the percentages of net sales that items in the statement of operations constituted for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
Net sales	$257.6	100.0%	$249.4	100.0%	$454.3	100.0%	$450.0	100.0%
Cost of sales (exclusive of depreciation and amortization as shown below)	212.2	82.4	205.8	82.5	375.6	82.7	370.3	82.3

Gross profit	45.4	17.6	43.6	17.5	78.7	17.3	79.7	17.7
Warehousing, selling and administrative expenses	31.5	12.3	34.1	13.7	63.7	14.0	66.0	14.7
Depreciation and amortization	4.8	1.9	5.2	2.1	9.5	2.1	10.1	2.2
Restructuring and asset impairment charges, net	0.6	0.2	(0.9)	(0.4)	0.9	0.2	6.2	1.4

Income (loss) from operations	8.5	3.3	5.2	2.1	4.6	1.0	(2.6)	(0.6)
Interest expense, net	9.1	3.5	9.2	3.7	18.5	4.1	19.4	4.3
Income tax provision (benefit)	0.1	—	0.4	0.2	0.1	—	(6.5)	(1.4)

Net loss	$(0.7)	(0.3)%	$(4.4)	(1.8)%	$(14.0)	(3.1)%	$(15.5)	(3.4)%

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

Net Sales. Net sales increased by approximately $8.2 million, or 3.3%, from $249.4 million for the three months ended June 30, 2007 to $257.6 million for the three months ended June 30, 2008. This increase resulted from the combination of an increase in average selling prices and product mix (estimated impact of $8.0 million) and an increase in unit volume (estimated impact of $0.2 million).

Gross Profit. Gross profit increased by $1.8 million, or 4.1%, from $43.6 million for the three months ended June 30, 2007 to $45.4 million for the three months ended June 30, 2008. The increase in gross profit was attributable to higher gross profit per unit and to a lesser extent, higher units sold. Gross margin was 17.6% and 17.5% for the three months ended June 30, 2008 and 2007, respectively.

Warehousing, Selling and Administrative Expenses (Including Depreciation and Amortization). Warehousing, selling and administrative expenses, including depreciation and amortization, decreased $3.0 million, or 7.6%, from $39.3 million for the three months ended June 30, 2007 to $36.3 million for the three months ended June 30, 2008. The decrease was primarily the result of: (i) lower net catalog expense of approximately $1.0 million; (ii) lower net distribution center operations expense of $0.4 million as our new distribution centers operated more efficiently in the current year and we incurred higher rent expense resulting from new leases executed in connection with our multi-branded distribution center strategy; (iii) reduced bad debt expense of $0.9 million; (iv) $0.4 million in reduced marketing expense related to the sweepstakes promotion which took place in the prior year; (v) approximately $0.5 million in lower depreciation and amortization resulting from less amortization expense due to definite-lived intangible assets which became fully amortized during fiscal 2007 partially offset by higher depreciation due to fixed asset additions in our new multi-branded distribution centers; and (vi) the inclusion in the prior year of approximately $1.8 million of incremental travel and training costs and duplicative rent expense associated with the opening of multi-branded distribution centers; partially offset by (vii) $1.1 million in higher bonus expense as the prior year included an accrual reversal of approximately $0.9 million; (viii) $0.9 million in higher selling expenses consisting of salaries and benefits for regional sales managers hired during the fourth quarter 2007 and higher sales commissions expenses; and (ix) higher management fee expense of $0.2 million due to the higher level of “Adjusted EBITDA” as defined in the Advisory Services Agreement with Bain Capital.

Restructuring and Asset Impairment Charges, Net. As more fully described in Note 8 to the Financial Statements included in this Form 10-Q, we recorded restructuring charges of $0.6 million and $(0.9) million during the three months ended June 30, 2008 and 2007, respectively. During the three months ended June 30, 2008, such restructuring charges consisted of $0.2 million of interest accretion on restructuring charges which have been accrued for previously but not yet paid and $0.4 million resulting from changes in our sublease assumptions for distribution centers which were previously closed. The reversal of restructuring charges recorded during the three months ended June 30, 2007 was the result of executing a sublease for our La Mirada, CA distribution center.

Income from Operations. As a result of the factors described above, income from operations increased by approximately $3.3 million, from income of $5.2 million for the three months ended June 30, 2007 to income of $8.5 million for the three months ended June 30, 2008.

Interest Expense. Interest expense, net was $9.1 million and $9.2 million for the three months ended June 30, 2008 and 2007, respectively. The reduced interest expense is due primarily to the lower weighted average interest rate during the three months ended June 30, 2008, partially offset by higher debt balances.

Income Taxes. Income tax expense was $0.1 million for the three months ended June 30, 2008 compared with income tax expense of $0.4 million for the three months ended June 30, 2007. The difference between the U.S. federal statutory rate and the effective benefit rate relates primarily to the valuation allowance recorded during the quarter. Due to our continued net operating losses and our net deferred tax asset position excluding naked credits, we recorded a $0.3 million increase to our valuation allowance during the three months ended June 30, 2008. The valuation allowance for deferred tax assets at June 30, 2008 relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance is primarily attributable to the recording of deferred tax assets associated with federal and state tax loss carryforwards at full value which required a valuation allowance.

Net Loss. As a result of the factors described above, net loss decreased by $3.7 million from a net loss of $(4.4) million for the three months ended June 30, 2007 to a net loss of $(0.7) million for the three months ended June 30, 2008.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Net Sales. Net sales increased by approximately $4.3 million, or 1.0%, from $450.0 million for the six months ended June 30, 2007 to $454.3 million for the six months ended June 30, 2008. This increase resulted from the combination of an increase in average selling prices and product mix (estimated impact of $13.1 million) offset by a decrease in unit volume (estimated impact of $8.8 million).

Gross Profit. Gross profit decreased by $1.0 million, or 1.3%, from $79.7 million for the six months ended June 30, 2007 to $78.7 million for the six months ended June 30, 2008. The decrease in gross profit was attributable to lower unit volumes partially offset by higher gross profit per unit. Gross margin was 17.3% and 17.7% for the six months ended June 30, 2008 and 2007, respectively.

Warehousing, Selling and Administrative Expenses (Including Depreciation and Amortization). Warehousing, selling and administrative expenses, including depreciation and amortization, decreased $2.9 million, or 3.8%, from $76.1 million for the six months ended June 30, 2007 to $73.2 million for the six months ended June 30, 2008. The decrease was primarily the result of: (i) lower net catalog expense of approximately $0.6 million; (ii) reduced bad debt expense of $0.9 million; (iii) $0.6 million in reduced marketing expense related to the sweepstakes promotion which took place in the prior year; (iv) approximately $0.6 million in lower depreciation and amortization resulting from less amortization expense due to definite-lived intangible assets which became fully amortized during fiscal 2007 partially offset by higher depreciation due to fixed asset additions in our new multi-branded distribution centers; and (v) the inclusion in the prior year of approximately $3.1 million of incremental travel and training costs and duplicative rent expense associated with the opening of multi-branded distribution centers; partially offset by (vi) $1.3 million in higher selling expenses consisting of salaries and benefits for regional sales managers and higher sales commissions expenses; (vii) $0.9 million in higher bonus expense due to an accrual reversal in the prior year; (viii) higher marketing events expense of $0.7 million partially offset by lower trade show expense of $0.3 million as we reduced the number of industry trade shows in which we participate and instead developed proprietary trade shows and events to compete with smaller competitors; and (ix) $0.2 million net in higher distribution center operations expense due to higher rent expense partially offset by lower variable distribution center operations expense.

Restructuring and Asset Impairment Charges, Net. As more fully described in Note 8 to the Financial Statements included in this Form 10-Q, we recorded restructuring charges of $0.9 million and $6.2 million during the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008, such restructuring charges consisted of $0.4 million of interest accretion on restructuring charges which have been accrued for previously but not yet paid, $0.4 million resulting from changes in our sublease assumptions for distribution centers which were previously closed and $0.1 million in severance charges. The restructuring charges recorded during the six months ended June 30, 2007 consisted of $6.3 million in lease termination and other costs plus $1.4 million in severance and related benefits charges, offset by an $(1.5) million reversal of restructuring charges previously recorded due to executing a sublease for our La Mirada, CA distribution center. During the first quarter of 2007, we consolidated our distribution facilities in the Northeast, Southeast and Midwest markets by closing distribution centers in New York, North Carolina, Michigan and Missouri.

Income (Loss) from Operations. As a result of the factors described above, income from operations increased by approximately $7.2 million, from a loss of $2.6 million for the six months ended June 30, 2007 to income of $4.6 million for the six months ended June 30, 2008.

Interest Expense. Interest expense, net was $18.5 million and $19.4 million for the six months ended June 30, 2008 and 2007, respectively. The reduced interest expense is due primarily to the lower weighted average interest rate during the six months ended June 30, 2008, partially offset by higher debt balances.

Income Taxes. The income tax expense was approximately $0.1 million for the six months ended June 30, 2008 compared with an income tax benefit of $6.5 million for the six months ended June 30, 2007. The difference between the U.S. federal statutory rate and the effective benefit rate relates primarily to the valuation allowance recorded during the quarter. Due to our continued net operating losses and our net deferred tax asset position excluding naked credits, we recorded a $5.4 million increase to our valuation allowance during the six months ended June 30, 2008. The valuation allowance for deferred tax assets at June 30, 2008 relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance is primarily attributable to the recording of deferred tax assets associated with federal and state tax loss carryforwards at full value which required a valuation allowance.

Net Loss. As a result of the factors described above, net loss decreased by $1.5 million from a net loss of $(15.5) million for the six months ended June 30, 2007 to a net loss of $(14.0) million for the six months ended June 30, 2008.

Liquidity and Capital Resources

Cash Flows

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Net cash used in operating activities was $16.1 million for the six months ended June 30, 2008 compared with cash provided by operating activities of $10.2 million for the six months ended June 30, 2007. The decrease in cash flows from operating activities was due principally to an increase in the inventory balance of $69.0 million in the six months ended June 30, 2008 compared with a decrease of $15.1 million in the same period in the prior year. The larger increase in the six months ended June 30, 2008 is due to the lower ending inventory balance at December 31, 2007 (resulting from the completion of our distribution center consolidation) compared with December 31, 2006 and approximately $40.0 million of higher fleece and long-sleeve T-shirt inventory in June 2008. This fleece inventory was received earlier than during 2007 to reduce the risk of out-of-stocks experienced in 2007 caused by supply constraints. This increase was partly offset by an increase in net accounts payable and accrued liabilities and other of $71.6 million for the six months ended June 30, 2008 compared with an increase of $16.4 million in the six months ended June 30, 2007 and other changes in working capital.

Net cash used in investing activities was $1.2 million and $3.3 million for the six months ended June 30, 2008 and 2007, respectively. The decrease is due to the reduced purchases of fixed assets in the current year.

Net cash provided by financing activities was approximately $18.1 million for the six months ended June 30, 2008 compared with net cash used in financing activities of $5.7 million for the six months ended June 30, 2007. The change in financing cash flows is primarily the result of net borrowings on our revolving credit facility during the six months ended June 30, 2008 of $43.5 million compared to net repayments of $10.4 million in the six months ended June 30, 2007 and a decrease in our book overdraft position during the six months ended June 30, 2008 of $23.0 million compared to an increase of $6.7 million in the same period of the prior year. Borrowings against the revolving credit facility support our inventory purchases.

Liquidity Position

In August 2006, we entered into an amended and restated credit agreement (“Credit Agreement”) which provides for aggregate revolver borrowings of up to $225.0 million (subject to borrowing base availability), including provision for up to $25.0 million of letters of credit. As of June 30, 2008, outstanding borrowings on the Credit Agreement were $146.2 million, and outstanding letters of credit were $8.5 million, which left $64.1 million of available borrowing capacity as determined by borrowing base availability.

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

The Credit Agreement contains both affirmative and negative covenants which, among other things, may require us to meet a minimum consolidated fixed charge coverage ratio, as defined in the Credit Agreement, and places limits upon capital expenditures, disposals of assets, mergers and acquisitions, further indebtedness, transactions with affiliates and other customary restrictions. The occurrence of certain of these events may accelerate required repayment. As of June 30, 2008, we were in compliance with all covenants under the Credit Agreement.

In September 2003, we completed a private offering of $175.0 million in aggregate principal amount of 11 1/4% senior notes due 2010. The proceeds of the private offering were used to finance the Alpha acquisition, repay existing indebtedness and to pay related fees and expenses. In November 2004, we completed a private offering of an additional $50.0 million in aggregate principal amount of 11 1/4% senior notes due 2010. The proceeds of the private placement were used to repay borrowings under the revolving credit facility. All senior notes were issued under the same indenture. The senior notes are guaranteed on a senior unsecured basis by all existing and future material domestic subsidiaries, and pay interest semi-annually in arrears on April 15 and October 15 of each year.

The indenture governing the senior notes, among other things, (1) restricts the ability of us and our subsidiaries, including any future guarantor of the senior notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (2) prohibits certain restrictions on the ability of certain of our subsidiaries, including any future guarantor of the senior notes, to pay dividends or make certain payments to us and (3) places restrictions on the ability of us and our subsidiaries, including any future guarantor of the senior notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture governing the senior notes also contains various covenants which limit our discretion in the operation of our businesses. As of June 30, 2008, we were in compliance with all covenants under the indenture.

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

As a part of our business strategy, we may consider acquisitions of distributors with high local market share in regions that are not well served by our existing facilities. We have historically engaged in discussions with several potential acquisition candidates. Most of these discussions were preliminary in nature, with limited due diligence conducted. We cannot guarantee that any acquisitions will be consummated. If we were to consummate an acquisition, it could be material to our business and require us to incur additional debt under our revolving credit facility or otherwise. There can be no assurance that additional financing will be available when required or, if available, that it will be on terms satisfactory to us.

Off Balance Sheet Arrangements

Our revolving credit facility provides for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the revolving credit agreement of $225.0 million. As of June 30, 2008, we had approximately $8.5 million of outstanding letters of credit primarily related to commitments for the purchase of inventory.

We purchase product in the normal course of business through the use of short-term purchase orders representing quantities for normal business needs at current market prices.

Contractual Cash Obligations

The following table presents the aggregate amount of future cash outflows under our contractual cash obligations and commercial commitments as of June 30, 2008:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(dollars in millions)
Revolving credit facility	$146.2	$—	$—	$146.2	$—
Senior notes(1)	225.0	—	225.0	—	—
Operating lease obligations(2)	112.1	18.4	33.5	29.1	31.1
Capital lease obligations	13.2	5.6	7.5	0.1	—
Expected interest payments(3)	58.3	25.6	32.7	—	—
Other(4)	0.3	0.3	—	—	—

Total contractual cash obligations	$555.1	$49.9	$298.7	$175.4	$31.1

(1)	Amounts shown do not include $0.6 million of unamortized premium that will be amortized over the term of the senior notes.

(2)	Operating lease payments have not been reduced by minimum sublease rentals of $2.5 due to the Company in the future under noncancelable subleases.

(3)

Represents expected interest payments for the life of our senior notes and interest related to our interest rate swap agreement. The amounts included in this table exclude any interest payments which may be made related to our revolving credit facility. If the June 30, 2008 weighted average interest rate of 5.2% and balance outstanding of $146.2 million were to remain constant throughout the remainder of the revolving credit facility, our total future interest payments under the facility would be approximately $24.1 million. The expected payments on our senior notes were calculated using the principal amount of the notes outstanding of $225.0 million, the stated interest rate of 11.25% and the semi-annual payment dates of April 15 and October 15 of each year. Expected interest payments on our interest rate swap agreement were calculated using a notional amount of $10 million and an interest rate of 8%. The swap agreement matures in October 2008.

(4)	Represents note payable to former owner of Amtex.

In addition, due to the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) on December 31, 2006, we have recorded a $0.8 million liability as of June 30, 2008 that may be payable in the future, although timing of payment cannot be reasonably estimated. For more information, see Note 6 to the financial statements.

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

Income Taxes. The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires an asset and liability approach, which requires the recognition of deferred income tax assets and deferred income tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. No valuation allowance was recorded as of December 31, 2006 since the Company had sufficient deferred tax liabilities to shield its deferred tax assets and was not relying on projected, future taxable income to be able to realize its deferred tax assets. Due to the Company’s continued net operating losses and its net deferred tax asset position excluding naked credits, the Company recorded a valuation allowance of $15.6 million during fiscal 2007. As of June 30, 2008 the valuation allowance was $21.0 million.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a final Staff Position to allow for a one-year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend SFAS No. 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The Company has adopted SFAS No. 157 as of December 30, 2007 related to financial assets and financial liabilities. Refer to Note 9 for additional discussion on fair value measurements. The Company is currently evaluating the impact of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to measure at fair value, at specified election dates, many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. Subsequent changes in fair value will be required to be reported in earnings each reporting period. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 as of December 30, 2007 and has elected not to measure any additional financial instruments at fair value.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non-controlling minority interests and includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), Business Combinations (“SFAS 141R”) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the potential impact, if any, of FSP SFAS 142-3 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is not expected to result in a change in current practices. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company will adopt the provisions of SFAS No. 162 within the required period.

Sarbanes-Oxley Section 404 Compliance

We incur certain costs associated with being an SEC registrant because of covenants in the indenture governing our senior notes. We are currently a “non-accelerated filer” under rules promulgated by the SEC. For the year ended December 29, 2007, pursuant to Section 404(a) of the Sarbanes-Oxley Act, management issued its assessment report on the effectiveness of our internal controls over financial reporting. The SEC issued a release in June 2008, however, announcing that the Commission approved a one-year extension of the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor’s attestation report on management’s assessment report on internal controls over financial reporting. Under the SEC extension, the first auditor’s attestation report will be included with our annual report for the fiscal year ending on or after December 15, 2009.

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

As of June 30, 2008, we had $146.2 million of debt outstanding under our revolving credit facility. Our revolving credit facility is subject to variable interest rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the June 30, 2008 level of borrowings, and further considering the interest rate protection agreement currently in place (see following paragraph), we estimate that a one percentage point increase in interest on our variable rate debt agreements would have increased interest expense for the three and six months ended June 30, 2008 by approximately $0.3 million and $0.7 million, respectively.

We have entered into an interest rate protection agreement whereby we have contracted to pay a fixed interest rate in exchange for receipt of a variable rate. The $10.0 million notional principal amount under the interest rate protection agreement terminates in October 2008. We have elected not to apply hedge accounting for the currently outstanding interest rate protection agreement. Accordingly, we record our interest rate swaps at fair value on the balance sheet and record gains and losses on this contract as well as the periodic settlements of this contract through our statement of operations. We recorded other income of $0.1 million for each of the three and six month periods ended June 30, 2008 and 2007.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, they have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports required to be filed under the Securities and Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Changes in Internal Control Over Financial Reporting

There were no changes during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

August 8, 2008	BRODER BROS., CO.

	By:	/s/ THOMAS MYERS
Thomas Myers Chief Executive Officer and Director (Principal Executive Officer)

August 8, 2008

	By:	/s/ MARTIN J. MATTHEWS
Martin J. Matthews Chief Financial Officer (Principal Financial and Accounting Officer)