Form 10-Q
period 2008-09-27
BRODER BROS CO
filed 2008-11-07
CIK 1266700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 27, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

As of November 3, 2008, there were 963,637 shares of Class L, Series 1 common stock outstanding; 931,635 shares of Class L, Series 2 common stock outstanding; 2,784,375 shares of Class L, Series 3 common stock outstanding; 2,691,912 shares of Class L, Series 4 common stock outstanding; 9,695,252 shares of Class A common stock outstanding; and 28,709,993 shares of Class B common stock outstanding.

BRODER BROS., CO.

Quarterly Report for the Period Ended September 27, 2008

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

BRODER BROS., CO.

BALANCE SHEETS

	September 27, 2008	December 29, 2007
	(unaudited)
	(dollars in thousands, except per share amounts)
ASSETS
Current assets:
Cash	$5,982	$4,634
Accounts receivable, net of allowance for doubtful accounts of $6,749 at September 27, 2008 and $6,847 at December 29, 2007	102,919	85,266
Finished goods inventory	252,723	191,800
Prepaid and other current assets	10,522	9,454
Deferred income taxes	2,772	3,484

Total current assets	374,918	294,638
Fixed assets, net	25,432	31,420
Goodwill	51,266	51,266
Other intangibles	46,486	51,722
Deferred financing fees, net	4,700	6,373
Other assets	1,306	1,813

Total assets	$504,108	$437,232

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$5,137	$4,946
Accounts payable	141,713	89,768
Accrued expenses	22,714	22,039
Accrued interest	12,475	6,612

Total current liabilities	182,039	123,365
Long-term debt and capital lease obligations, net of current portion	362,812	337,627
Deferred income taxes	16,288	17,124
Other long-term liabilities	15,732	17,236

Total liabilities	576,871	495,352
Redeemable securities
Class B and Class L, Series 3 and Class L, Series 4 common stock	220	245
Commitments and contingencies
Shareholders’ equity:
Class L, Series 1 common stock; par value $0.01 per share; 2,000,000 shares authorized; 963,637 shares issued and outstanding at both September 27, 2008 and December 29, 2007 (aggregate liquidation preference of $42,689 and $38,941 as of September 27, 2008 and December 29, 2007, respectively)	10	10
Class L, Series 2 common stock; par value $0.01 per share; 2,000,000 shares authorized; 931,635 shares issued and outstanding at both September 27, 2008 and December 29, 2007 (aggregate liquidation preference of $31,806 and $28,508 as of September 27, 2008 and December 29, 2007, respectively)	10	10
Class L, Series 3 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,778,057 shares issued and outstanding at both September 27, 2008 and December 29, 2007 (aggregate liquidation preference of $123,068 and $112,261 as of September 27, 2008 and December 29, 2007, respectively)	28	28
Class L, Series 4 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,685,805 shares issued and outstanding at both September 27, 2008 and December 29, 2007 (aggregate liquidation preference of $91,693 and $82,186 as of September 27, 2008 and December 29, 2007, respectively)	27	27
Class A common stock; par value $0.01 per share; 15,000,000 shares authorized; 9,695,252 shares issued and outstanding at both September 27, 2008 and December 29, 2007	102	102
Class B common stock; par value $0.01 per share; 35,000,000 shares authorized; 28,644,854 shares issued and outstanding at both September 27, 2008 and December 29, 2007	288	287
Warrants—Class L, Series 3	1,478	1,477
Additional paid-in capital	123,776	123,466
Accumulated other comprehensive income	5	1
Accumulated deficit	(195,496)	(180,587)
Treasury stock; 615,859 and 615,859 shares of Class A common stock; 315,694 and 308,132 shares of Class B common stock; 36,363 and 36,363 shares of Class L, Series 1 common stock; 35,156 and 35,156 shares of Class L, Series 2 common stock; 30,619 and 29,885 shares of Class L, Series 3 common stock; 29,598 and 28,889 shares of Class L, Series 4 common stock; 5,930 and 5,930 Class L, Series 1 warrants; and 1,512 and 1,430 Class L, Series 3 warrants, at cost, in each case, at September 27, 2008 and December 29, 2007, respectively	(3,211)	(3,186)

Total shareholders’ equity	(72,983)	(58,365)

Total liabilities and shareholders’ equity	$504,108	$437,232

The accompanying notes are an integral part of the financial statements.

BRODER BROS., CO.

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 27, 2008 and September 29, 2007

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(unaudited) (dollars in thousands)
Net sales	$252,339	$246,417	$706,590	$696,394
Cost of sales (exclusive of depreciation and amortization included in warehousing, selling and administrative below)	208,390	206,323	583,953	576,569

Gross profit	43,949	40,094	122,637	119,825
Warehousing, selling and administrative	35,958	38,641	109,215	114.697
Restructuring and asset impairment charges, net	182	4,514	1,056	10,747

Total operating expenses	36,140	43,155	110,271	125,444

Income (loss) from operations	7,809	(3,061)	12,366	(5,619)
Other (income) expense
Interest expense, net	8,766	9,203	27,311	28,754
Change in fair value of interest rate swaps	(117)	22	(215)	(90)

Total other expense	8,649	9,225	27,096	28,664

Loss before income taxes	(840)	(12,286)	(14,730)	(34,283)
Income tax provision (benefit)	48	(716)	179	(7,221)

Net loss	$(888)	$(11,570)	$(14,909)	$(27,062)

The accompanying notes are an integral part of the financial statements.

BRODER BROS., CO.

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 27, 2008 and September 29, 2007

	Nine Months Ended
	September 27, 2008	September 29, 2007
	(unaudited) (dollars in thousands)
Cash flows from operating activities
Net loss	$(14,909)	$(27,062)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	8,299	6,999
Amortization	6,721	8,771
Provision for losses on accounts receivable	621	1,519
Deferred income taxes	(80)	(6,620)
Stock-based compensation	286	352
Loss on disposal of fixed assets	24	122
Change in fair value of interest rate swaps	(215)	(90)
Changes in operating accounts
Accounts receivable	(18,274)	(15,575)
Finished goods inventory	(60,923)	24,501
Prepaid and other current assets	(561)	4,919
Accounts payable	65,209	28,171
Accrued liabilities and other	5,209	8,176

Net cash (used in) provided by operating activities	(8,593)	34,183

Cash flows from investing activities
Acquisition of fixed assets	(1,925)	(6,390)

Net cash used in investing activities	(1,925)	(6,390)

Cash flows from financing activities
Borrowings on revolving credit agreement	394,300	329,900
Repayments on revolving credit agreement	(365,600)	(351,300)
Payment for treasury stock purchase	(24)	(114)
Payments of principal on capital lease obligations	(3,546)	(2,575)
Change in book overdraft	(13,264)	(1,368)

Net cash provided by (used in) financing activities	11,866	(25,457)

Net increase in cash	1,348	2,336
Cash at beginning of period	4,634	4,270

Cash at end of period	$5,982	$6,606

Supplemental disclosure of cash flow information
Assets acquired as a result of capital lease obligations	$411	$5,198

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

The Company operates on a 52/53-week year basis with the year ending on the last Saturday of December. The three and nine months ended September 27, 2008 and September 29, 2007 each consisted of thirteen and thirty-nine weeks, respectively. In certain cases, fiscal periods are identified according to the calendar period that they most accurately represent. For example, the quarterly period ended September 27, 2008 is referred to herein as “the three months ended September 30, 2008” and the balance sheet date of September 27, 2008 is referred to herein as “September 30, 2008.”

During the third quarter 2008, the Company determined that out-of-period adjustments primarily relating to the first and second quarter of fiscal year 2008 were required to correct errors in its financial statements. These adjustments related to inventory cycle count adjustments at the Company’s distribution centers. The net impact of the adjustments recorded in the third quarter of fiscal 2008 decreased the net loss before income taxes by approximately $0.4 million. Based on the Company’s analysis, the Company concluded that these matters were not material on a quantitative or qualitative basis to any of the interim periods in 2008 or prior periods.

Basis of Presentation of Unaudited Interim Financial Information

The unaudited financial information herein has been prepared in accordance with generally accepted accounting principles and is in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments that are considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine months ended September 27, 2008 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 29, 2007 of the Company, which are included in the Form 10-K filed with the SEC on March 28, 2008.

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

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out method. Inventory consists of finished goods held for sale and an accrual for inventory in-transit shipped Free On Board (“FOB”), when title transfers from the manufacturer to the Company. The inventory in-transit accruals at September 30, 2008 and December 31, 2007 were $15.0 million and $14.2 million, respectively. The Company’s reported inventory cost consists of the cost of product, net of vendor incentives related to unsold inventory, and certain costs incurred to bring inventory to its existing condition or location, including freight-in, purchasing, receiving, inspection and other material handling costs. Amounts due to the Company related to vendor incentives are recorded as reductions to vendor payables.

The Company maintains an allowance for potential losses on the disposal of its discontinued and slow-moving inventory. The allowance was $6.8 million and $8.2 million at September 30, 2008 and December 31, 2007, respectively.

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

A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. No valuation allowance was recorded as of December 31, 2006 since the Company had sufficient deferred tax liabilities to shield its deferred tax assets and was not relying on projected, future taxable income to be able to realize its deferred tax assets. Due to the Company’s continued net operating losses and its net deferred tax asset position excluding naked credits, the Company recorded a valuation allowance of $15.6 million during fiscal 2007. As of September 30, 2008, the valuation allowance was increased to $20.9 million due to the pre-tax loss for the nine months ended September 30, 2008. See Note 6 for more information.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible

Assets (“SFAS No. 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), Business Combinations (“SFAS No. 141R”) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the potential impact, if any, of FSP SFAS 142-3 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is not expected to result in a change in current practices. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company will adopt the provisions of SFAS No. 162 within the required period.

2. Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Net loss	$(888)	$(11,570)	$(14,909)	$(27,062)
Other, net of taxes (a)	2	3	4	7

Comprehensive loss	$(886)	$(11,567)	$(14,905)	$(27,055)

(a)	Net of taxes of $1 for each of the three month periods ended September 30, 2008 and 2007 and $2 and $4 for each of the nine month periods ended September 30, 2008 and 2007, respectively.

3. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following at the dates indicated below:

	September 30, 2008	December 31, 2007
	(dollars in thousands)
Revolving credit facility	$131,400	$102,700
Senior notes	225,000	225,000
Promissory note payable (to former owner of Amtex)	300	300
Unamortized debt premium	531	719
Capital lease obligations	10,718	13,854

	367,949	342,573
Less: current portion	5,137	4,946

Total long-term debt and capital lease obligations, excluding current portion	$362,812	$337,627

Principal payments on the revolving credit facility, senior notes and capital lease obligations for the next five years ending September 30 are as follows:

(dollars in thousands)
2009	$5,137
2010	4,553
2011	357,693
2012	23
2013	12
Thereafter	—

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

The Credit Agreement contains both affirmative and negative covenants which, among other things, may require the Company to meet a minimum consolidated fixed charge coverage ratio, as defined in the Credit Agreement, and places limits upon disposals of assets, mergers and acquisitions, further indebtedness, transactions with affiliates and other customary restrictions. The occurrence of certain of these events may accelerate the timing of required repayments. As of September 30, 2008, the Company was in compliance with all covenants under the Credit Agreement.

Total unused credit line fees under the Credit Agreement were approximately $0.2 million for the nine months ended September 30, 2008. The effective interest rate at September 30, 2008 was 4.4% and the weighted average interest rate on borrowings under the Credit Agreement for the nine months ended September 30, 2008 was 5.1%. As of September 30, 2008, outstanding borrowings on the Credit Agreement were $131.4 million, which left $74.5 million of available borrowing capacity as determined by borrowing base availability. The effective interest rate at December 31, 2007 was 6.4%. As of December 31, 2007, outstanding borrowings on the revolving credit facility were $102.7 million, which left $55.5 million of available borrowing capacity as determined by borrowing base availability.

The Company incurred $0.8 million in debt issuance costs in connection with the Credit Agreement. These costs are being amortized to interest expense on a straight-line basis over the life of the Credit Agreement.

The Credit Agreement also contains a provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the Credit Agreement not to exceed $225.0 million. As of September 30, 2008 and December 31, 2007, the Company had approximately $9.8 million and $9.1 million, respectively, of outstanding letters of credit primarily related to commitments for the purchase of inventory.

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

The indenture governing the senior notes and the Credit Agreement, among other things, (i) restrict the ability of the Company and its subsidiaries, including any future guarantor of the senior notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (ii) prohibit certain restrictions on the ability of certain of the Company’s subsidiaries, including any future guarantor of the senior notes, to pay dividends or make certain payments to the Company and (iii) place restrictions on the ability of the Company and its subsidiaries, including any future guarantor of the senior notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. The indenture related to the senior notes and the Credit Agreement also contain various covenants which limit the Company’s discretion in the operation of its businesses. As of September 30, 2008, the Company was in compliance with all covenants under the indenture.

ASHI, Inc. was acquired in connection with the September 2003 acquisition of Alpha Shirt Holdings, Inc. On March 28, 2005, ASHI, Inc. was merged with and into Broder Bros., Co. and ceased to be a guarantor of any of the Company’s debt.

Interest Rate Swaps

As a condition of its revolving credit facility that was retired in September 2003, the Company was required to enter into interest rate protection agreements (“swaps”). The Company does not use derivatives for speculative purposes. The Company had an outstanding interest rate swap agreement with a commercial bank that had a notional amount of $10.0 million at each of September 30, 2008 and December 31, 2007. The interest rate swap agreement matured in October 2008.

The Company had elected to not apply hedge accounting for this swap agreement. The fair value of this interest rate swap was less than $(0.1) million at September 30, 2008 and was approximately $(0.2) million at December 31, 2007. The swap is classified on the balance sheets based on the expected timing of the cash flows related to the swap. Less than $0.1 million and approximately $0.2 million was classified as other current liabilities at September 30, 2008 and December 31, 2007, respectively.

Redeemable Securities

During 2004, Bain Capital sold shares of its common stock of the Company to certain executives at their fair market value. These shares may be put to the Company at their fair market value if the executive is terminated for any reason other than for cause, or if the executive resigns with good reason as defined in the applicable employment agreement. The Company repurchased shares during fiscal years 2005, 2006 and 2007 that were owned by former executives who left the Company voluntarily. These shares are recorded below liabilities and outside of permanent equity on the balance sheets at September 30, 2008 and December 31, 2007 in accordance with EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities.” An executive who held shares left the Company during 2007 and the Company purchased such executive’s shares in 2008, which resulted in increases to additional paid-in capital and treasury stock during the first quarter of 2008.

These shares have been recorded on the balance sheets at each of the following dates:

	Number of Shares	Common Stock at Par Value	Additional Paid-in Capital	Liquidation Preference
	(dollars in thousands)
September 30, 2008
Class B	65,139	$0.7	$14	$—
Class L, Series 3	6,318	0.1	112	279.9
Class L, Series 4	6,107	0.1	94	208.5
December 31, 2007
Class B	72,701	$0.7	$16	$—
Class L, Series 3	7,052	0.1	124	285.0
Class L, Series 4	6,816	0.1	106	208.6

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

The Advisory Services Agreement states that for each full fiscal year beginning in fiscal 2006, Bain Capital may be paid a fee up to an annual maximum of $3.0 million at the discretion of the Company’s board of directors. No fee was earned in fiscal 2007. During the three and nine months ended September 30, 2008, the Company recorded management fee expense of $0.7 million and $1.6 million, respectively. During the three months ended September 30, 2007, the Company reversed a management fee expense of $0.9 million representing the management fee expense recorded in the first six months of fiscal 2007 as management did not expect the Company to earn $52.0 million in EBITDA, as defined in the Advisory Services Agreement, during fiscal 2007. The management fee expense accrual is included in accrued expenses in the balance sheet.

The Advisory Services Agreement also requires the Company to pay investment banking fees in the amount of one percent of certain prescribed transactions. Bain Capital was not paid any investment banking fees during fiscal 2007 or during the nine months ended September 30, 2008.

5. Commitments and Contingencies

Self-Insured Health Plan

The Company maintains a self-insured health plan for some of its employees. The Company has purchased stop loss insurance to supplement the health plan, which will reimburse the Company for individual claims in excess of $0.1 million annually or aggregate claims exceeding approximately $6.6 million. At both September 30, 2008 and December 31, 2007, approximately $0.6 million was included in accrued liabilities for self-insured health plan costs.

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

6. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions. In general, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2003.

The Company accounts for income taxes in accordance with the provision of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). In accordance with SFAS No. 109, a valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Due to the Company’s continued net operating losses and its net deferred tax asset position excluding naked credits, the Company recorded a valuation allowance of $15.6 million during fiscal year 2007. As of September 30, 2008, the valuation allowance was increased to $20.9 million due to the pre-tax loss for the nine months ended September 30, 2008. The valuation allowance for deferred tax assets at September 30, 2008 relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance is primarily attributable to the recording of deferred tax assets associated with federal and state tax loss carryforwards at full value which required a valuation allowance.

The Company is susceptible to large fluctuations in its effective tax rate and has thereby recognized tax expense on a discrete pro-rata basis for the nine months ended September 30, 2008.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on December 31, 2006. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The provisions of FIN 48 apply to all material tax positions in all taxing jurisdictions for all open tax years. FIN 48 establishes a two-step process for evaluating tax positions. Step 1 – Recognition, requires the Company to determine whether a tax position, based solely on its technical merits, has a likelihood of more than 50 percent (“more likely than not”) that the tax position taken will be sustained upon examination. Step 2 – Measurement, which is only addressed if Step 1 has been satisfied, requires the Company to measure the tax benefit as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. As of September 30, 2008 we have recorded a liability related to FIN 48 of $0.8 million which may be payable in the future. This amount is included in “Other long-term liabilities” on the Company’s balance sheet.

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

Statement of Operations Information

	Three Months Ended September 30,
	2008				2007
	Broder	Alpha	NES	Consolidated	Broder	Alpha	NES	Consolidated
	(dollars in thousands)
Net sales	$100,439	$120,495	$31,405	$252,339	$101,977	$114,249	$30,191	$246,417
Cost of sales (1)	83,036	99,484	25,870	208,390	85,721	95,383	25,219	206,323

Gross profit	$17,403	$21,011	$5,535	$43,949	$16,256	$18,866	$4,972	$40,094

	Nine Months Ended September 30,
	2008				2007
	Broder	Alpha	NES	Consolidated	Broder	Alpha	NES	Consolidated
	(dollars in thousands)
Net sales	$273,817	$342,954	$89,819	$706,590	$280,785	$328,641	$86,968	$696,394
Cost of sales (1)	227,501	281,747	74,705	583,953	234,416	268,940	73,213	576,569

Gross profit	$46,316	$61,207	$15,114	$122,637	$46,369	$59,701	$13,755	$119,825

(1)	Cost of sales is exclusive of depreciation and amortization included in warehousing, selling and administrative expense.

Balance Sheet Information

	Broder	Alpha	NES	Consolidated
	(dollars in thousands)
As of September 30, 2008
Accounts receivable, net	$35,230	$51,164	$16,525	$102,919
Inventory	85,893	139,124	27,706	252,723
Goodwill, intangible assets and deferred financing fees, net	17,327	82,467	2,658	102,452
Accounts payable	48,284	76,979	16,450	141,713
As of December 31, 2007
Accounts receivable, net	$28,979	$43,777	$12,510	$85,266
Inventory	63,851	108,087	19,862	191,800
Goodwill, intangible assets and deferred financing fees, net	19,443	86,518	3,400	109,361
Accounts payable	27,866	52,388	9,514	89,768

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

During the first quarter of 2007, the Company recorded approximately $7.2 million in restructuring charges, consisting of $6.5 million in distribution center closure costs for the fair value of lease obligations and $0.7 million in severance and related benefits. During the second quarter of 2007, the Company recorded approximately $0.7 million in severance and related benefit obligations offset by a reduction to the restructuring charge of approximately $1.5 million as the Company executed two sublease agreements for its LaMirada, CA distribution center. During the third quarter of 2007, the Company recorded restructuring charges of $4.5 million consisting of approximately $4.4 million for the fair value of future lease obligations, net of expected sublease rentals, and $0.1 million in severance and related benefit obligations.

During the first quarter of 2008, the Company recorded restructuring charges related to severance of $0.1 million and interest accretion of approximately $0.2 million. During the second quarter of 2008, the Company recorded restructuring charges related to interest accretion of $0.2 million and change in sublease assumptions of approximately $0.4 million. During the third quarter of 2008, the Company recorded restructuring charges related to interest accretion of $0.2 million.

Restructuring activity is summarized as follows:

	Balance at December 31, 2007	Restructuring Charge	Cash Payments	Balance at September 30, 2008
	(dollars in thousands)
Distribution center closure costs
Lease termination and other costs, net	$15,848	$913	$(3,234)	$13,527
Severance and related benefits	519	142	(661)	—
Call center closure costs
Lease termination and other costs	39	—	(23)	16

	$16,406	$1,055	$(3,918)	$13,543

The total of $13.5 million in accrued restructuring costs is recorded as $3.0 million in current liabilities and $10.5 million in long-term liabilities at September 30, 2008.

9. Fair Value Measurement

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. On December 30, 2007, the Company adopted the provisions of SFAS No. 159 and did not elect the fair value option to measure certain financial instruments.

On December 30, 2007, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value and provides guidance for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company has elected this one-year deferral and thus will not apply the provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis until its fiscal year beginning December 28, 2008. The FASB also amended SFAS No. 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. SFAS No. 157 enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The fair value of the Company’s interest rate protection agreement is based on unobservable inputs that are not corroborated by market data. The Company generally applies fair value techniques on a non-recurring basis associated with, (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets accounted for pursuant to SFAS No. 142, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to SFAS No. 144.

The following table summarizes the carrying amounts and fair values of certain liabilities at September 30, 2008:

	At September 30, 2008 (dollars in thousands)
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Interest rate swap agreement ($10 million notional amount)	$30	$—	$—	$30

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a leading distributor of imprintable sportswear and accessories in the United States. Imprintable sportswear and accessories is an estimated $8 billion U.S. market at wholesale prices and includes undecorated or “blank” T-shirts, sweatshirts, polo shirts, outerwear, caps, bags and other imprintable accessories that are decorated for various purposes. We purchase product from more than 70 suppliers, including Russell, Fruit of the Loom, Hanes, Anvil and Gildan. Exclusive or near-exclusive suppliers include retail brands such as Adidas Golf, Champion and Columbia Sportswear. We added Alternative Apparel as an exclusive brand to our 2008 assortment and Dickies to our 2009 assortment. We consider the term “near-exclusive” to represent those arrangements where, although not contractually entitled to exclusivity, we believe we are the only distributor to offer these products in an annual catalog to the imprintable sportswear industry. In addition to purchasing from these distribution suppliers, we develop and source products from over 13 countries to support our private label brands, which include the Devon & Jones, Chestnut Hill, Authentic Pigment, Harriton, HYP, Desert Wash, Great Republic and Harvard Square brands. Our products are sold to over 80,000 customers, primarily advertising specialty companies, screen printers, embroiderers and specialty retailers who decorate our blank product with corporate logos, brands and other images. Our decorator customers then sell imprinted sportswear and accessories to a highly diversified range of end-consumers, including Fortune 1000 companies, sporting venues, concert promoters, athletic leagues, educational institutions and travel resorts. We believe our end-consumers are increasingly recognizing imprintable sportswear and accessories as highly differentiated, cost-effective advertising and promotional tools that help them grow their respective businesses and brand images. As a result, imprintable sportswear unit volume has grown significantly over the last ten years, increasing at a compound annual growth rate of approximately 6%.

During the third quarter 2008, the Company determined that out-of-period adjustments relating primarily to the first and second quarter of fiscal year 2008 were required to correct errors in its financial statements. These adjustments related to inventory cycle count adjustments at the Company’s distribution centers. The net impact of the adjustments recorded in the third quarter of fiscal 2008 decreased the net loss before income taxes by approximately $0.4 million. Based on the Company’s analysis, the Company concluded that these matters were not material on a quantitative or qualitative basis to any of the interim periods in 2008 or prior periods.

Results of Operations

The following table sets forth the amounts and the percentages of net sales that items in the statement of operations constituted for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	(dollars in millions)
Net sales	$252.3	100.0%	$246.4	100.0%	$706.6	100.0%	$696.4	100.0%
Cost of sales (exclusive of depreciation and amortization as shown below)	208.4	82.6	206.3	83.7	584.0	82.6	576.6	82.8

Gross profit	43.9	17.4	40.1	16.3	122.6	17.4	119.8	17.2
Warehousing, selling and administrative expenses	31.4	12.5	33.7	13.7	95.2	13.5	99.7	14.3
Depreciation and amortization	4.5	1.8	5.0	2.0	13.9	2.0	15.0	2.2
Restructuring and asset impairment charges, net	0.2	0.1	4.5	1.8	1.1	0.2	10.7	1.5

Income (loss) from operations	7.8	3.1	(3.1)	(1.3)	12.4	1.8	(5.6)	(0.8)
Interest expense, net	8.6	3.4	9.2	3.7	27.1	3.8	28.7	4.1
Income tax provision (benefit)	0.1	—	(0.7)	(0.3)	0.2	—	(7.2)	(1.0)

Net loss	$(0.9)	(0.4)%	$(11.6)	(4.7)%	$(14.9)	(2.1)%	$(27.1)	(3.9)%

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

Net Sales. Net sales increased by approximately $5.9 million, or 2.4%, from $246.4 million for the three months ended September 30, 2007 to $252.3 million for the three months ended September 30, 2008. This increase resulted from the combination of an increase in average selling prices and product mix (estimated impact of $11.1 million) partially offset by a decrease in unit volume (estimated impact of $5.2 million).

Gross Profit. Gross profit increased by $3.8 million, or 9.5%, from $40.1 million for the three months ended September 30, 2007 to $43.9 million for the three months ended September 30, 2008. The increase in gross profit was attributable to higher gross profit per unit partially offset by fewer units sold. Gross margin was 17.4% and 16.3% for the three months ended September 30, 2008 and 2007, respectively.

Warehousing, Selling and Administrative Expenses (Including Depreciation and Amortization). Warehousing, selling and administrative expenses, including depreciation and amortization, decreased $2.8 million, or 7.2%, from $38.7 million for the three months ended September 30, 2007 to $35.9 million for the three months ended September 30, 2008. The decrease was primarily the result of: (i) approximately $2.0 million of incremental travel and training costs and duplicative rent expense associated with the opening of multi-branded distribution centers that were recorded in the third quarter 2007 which did not recur in 2008; (ii) $1.1 million in reduced marketing expense related to the sweepstakes promotion which took place in the prior year; (iii) $0.7 million in lower net distribution center operations expense as our new distribution centers operated more efficiently in the current year; (iv) lower employee medical benefits expense of $0.5 million; and (v) approximately $0.5 million in lower depreciation and amortization; offset by (vi) higher management fee expense of $1.6 million due to the higher level of “Adjusted EBITDA” as defined in the Advisory Services Agreement with Bain Capital and an accrual reversal in the prior year; (vii) $0.6 million in higher selling expenses consisting of salaries and benefits for regional sales managers hired during the fourth quarter 2007; and (viii) $0.3 million in higher bonus expense in the current year.

Restructuring and Asset Impairment Charges, Net. As more fully described in Note 8 to the Financial Statements included in this Form 10-Q, we recorded restructuring charges of $0.2 million and $4.5 million during the three months ended September 30, 2008 and 2007, respectively. During the three months ended September 30, 2008, such restructuring charges consisted of interest accretion on restructuring charges which have been accrued for previously but not yet paid. The restructuring charges recorded during the three months ended September 30, 2007 consisted of $4.4 million in lease termination costs and $0.1 million in severance and related benefits charges resulting from our distribution center consolidation initiative.

Income from Operations. As a result of the factors described above, income from operations increased by approximately $10.9 million, from a loss of ($3.1) million for the three months ended September 30, 2007 to income of $7.8 million for the three months ended September 30, 2008.

Interest Expense. Interest expense, net was $8.6 million and $9.2 million for the three months ended September 30, 2008 and 2007, respectively. The reduced interest expense is due primarily to the lower weighted average interest rate during the three months ended September 30, 2008, partially offset by higher debt balances.

Income Taxes. Income tax expense was $0.1 million for the three months ended September 30, 2008 compared with an income tax benefit of $0.7 million for the three months ended September 30, 2007. The difference between the U.S. federal statutory rate and the effective benefit rate relates primarily to the valuation allowance recorded during the quarter. Due to our continued net operating losses and our net deferred tax asset position excluding naked credits, we recorded a $0.1 million decrease to our valuation allowance during the three months ended September 30, 2008. The valuation allowance for deferred tax assets at September 30, 2008 relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance is primarily attributable to the recording of deferred tax assets associated with federal and state tax loss carryforwards at full value which required a valuation allowance.

Net Loss. As a result of the factors described above, net loss decreased by $10.7 million from a net loss of $(11.6) million for the three months ended September 30, 2007 to a net loss of $(0.9) million for the three months ended September 30, 2008.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Net Sales. Net sales increased by approximately $10.2 million, or 1.5%, from $696.4 million for the nine months ended September 30, 2007 to $706.6 million for the nine months ended September 30, 2008. This increase resulted from the combination of an increase in average selling prices and product mix (estimated impact of $24.3 million) partially offset by a decrease in unit volume (estimated impact of $14.1 million).

Gross Profit. Gross profit increased by $2.8 million, or 2.3%, from $119.8 million for the nine months ended September 30, 2007 to $122.6 million for the nine months ended September 30, 2008. The increase in gross profit was attributable to higher gross profit per unit partially offset by lower unit volumes. Gross margin was 17.4% and 17.2% for the nine months ended September 30, 2008 and 2007, respectively.

Warehousing, Selling and Administrative Expenses (Including Depreciation and Amortization). Warehousing, selling and administrative expenses, including depreciation and amortization, decreased $5.6 million, or 4.9%, from $114.7 million for the nine months ended September 30, 2007 to $109.1 million for the nine months ended September 30, 2008. The decrease was primarily the result of: (i) approximately $5.1 million of incremental travel and training costs and duplicative rent expense associated with the opening of multi-branded distribution centers that were recorded in the nine months ended September 2007 which did not recur in 2008; (ii) $1.4 million in reduced marketing expense related to the sweepstakes promotion which took place in the prior year; (iii) approximately $1.1 million in lower depreciation and amortization; (iv) $0.9 million in reduced bad debt expense; (v) $0.9 million in lower net catalog expense; (vi) $0.6 million in lower employee medical benefits expense; (vii) and $0.4 million in lower net distribution center operations expense as our new distribution centers operated more efficiently in the current year; partially offset by (viii) $1.9 million in higher selling expenses consisting of salaries and benefits for regional sales managers and higher sales commissions expenses; (ix) $1.6 million in higher management fee expense due to the higher level of “Adjusted EBITDA” as defined in the Advisory Services Agreement with Bain Capital; and (x) $1.2 million in higher bonus expense.

Restructuring and Asset Impairment Charges, Net. As more fully described in Note 8 to the Financial Statements included in this Form 10-Q, we recorded restructuring charges of $1.1 million and $10.7 million during the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008, such restructuring charges consisted of $0.5 million of interest accretion on restructuring charges which have been accrued for previously but not yet paid, $0.4 million resulting from changes in our sublease assumptions for distribution centers which were previously closed and $0.1 million in severance charges. The restructuring charges recorded during the nine months ended September 30, 2007 consisted of $10.7 million in lease termination and other costs plus $1.5 million in severance and related benefits charges resulting from our distribution center consolidation initiative, offset by a $(1.5) million reversal of restructuring charges previously recorded due to executing a sublease for our La Mirada, CA distribution center.

Income (Loss) from Operations. As a result of the factors described above, income from operations increased by approximately $18.0 million, from a loss of $5.6 million for the nine months ended September 30, 2007 to income of $12.4 million for the nine months ended September 30, 2008.

Interest Expense. Interest expense, net was $27.1 million and $28.7 million for the nine months ended September 30, 2008 and 2007, respectively. The reduced interest expense is due primarily to the lower weighted average interest rate during the nine months ended September 30, 2008, partially offset by higher debt balances.

Income Taxes. The income tax expense was approximately $0.2 million for the nine months ended September 30, 2008 compared with an income tax benefit of $7.2 million for the nine months ended September 30, 2007. The difference between the U.S. federal statutory rate and the effective benefit rate relates primarily to the valuation allowance recorded during the quarter. Due to our continued net operating losses and our net deferred tax asset position excluding naked credits, we recorded a $5.3 million increase to our valuation allowance during the nine months ended September 30, 2008. The valuation allowance for deferred tax assets at September 30, 2008 relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The valuation allowance is primarily attributable to the recording of deferred tax assets associated with federal and state tax loss carryforwards at full value which required a valuation allowance.

Net Loss. As a result of the factors described above, net loss decreased by $12.2 million from a net loss of $(27.1) million for the nine months ended September 30, 2007 to a net loss of $(14.9) million for the nine months ended September 30, 2008.

Liquidity and Capital Resources

Cash Flows

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Net cash used in operating activities was $8.6 million for the nine months ended September 30, 2008 compared with cash provided by operating activities of $34.2 million for the nine months ended September 30, 2007. The decrease in cash flows from operating activities was due principally to an increase in the inventory balance of $60.9 million in the nine months ended September 30, 2008 compared with a decrease of $24.5 million in the same period in the prior year. The larger increase in the nine months ended September 30, 2008 is due to the lower ending inventory balance at December 31, 2007 (resulting from the completion of our distribution center consolidation) compared with December 31, 2006 and approximately $18.4 million of higher fleece inventory in September 2008. This fleece inventory was received earlier than during 2007 to reduce the risk of out-of-stocks experienced in 2007 caused by supply constraints. This increase in inventory was partly offset by an increase in accounts payable of $65.2 million for the nine months ended September 30, 2008 compared with an increase of $28.2 million in the same period last year, a lower year-to-date net loss of ($14.6) million in the current year compared with a net loss of ($27.1) million in the same period last year and other changes in working capital.

Net cash used in investing activities was $1.9 million and $6.4 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease is due to the reduced purchases of fixed assets in the current year.

Net cash provided by financing activities was approximately $11.9 million for the nine months ended September 30, 2008 compared with net cash used in financing activities of $25.5 million for the nine months ended September 30, 2007. The change in financing cash flows is primarily the result of net borrowings on our revolving credit facility during the nine months ended September 30, 2008 of $28.7 million compared to net repayments of $21.4 million in the nine months ended September 30, 2007, partly offset by a decrease in our book overdraft position during the nine months ended September 30, 2008 of $13.3 million compared to an decrease of $1.4 million in the same period of the prior year. Borrowings against the revolving credit facility support our inventory purchases.

Liquidity Position

In August 2006, we entered into an amended and restated credit agreement (“Credit Agreement”) which provides for aggregate revolver borrowings of up to $225.0 million (subject to borrowing base availability), including provision for up to $25.0 million of letters of credit. As of September 30, 2008, outstanding borrowings on the Credit Agreement were $131.4 million, and outstanding letters of credit were $9.8 million, which left $74.5 million of available borrowing capacity as determined by borrowing base availability.

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

The Credit Agreement contains both affirmative and negative covenants which, among other things, may require us to meet a minimum consolidated fixed charge coverage ratio, as defined in the Credit Agreement, and places limits upon capital expenditures, disposals of assets, mergers and acquisitions, further indebtedness, transactions with affiliates and other customary restrictions. The occurrence of certain of these events may accelerate required repayment. As of September 30, 2008, we were in compliance with all covenants under the Credit Agreement.

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

The indenture governing the senior notes also contains various covenants which limit our discretion in the operation of our businesses. As of September 30, 2008, we were in compliance with all covenants under the indenture.

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

Additionally, our senior notes mature in October 2010 and our Credit Agreement matures in 2011. There can be no assurance that additional financing or refinancing will be available to us when our senior notes or Credit Agreement mature or, if available, that it will be on terms satisfactory to us.

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

Off Balance Sheet Arrangements

Our revolving credit facility provides for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the revolving credit agreement of $225.0 million. As of September 30, 2008, we had approximately $9.8 million of outstanding letters of credit primarily related to commitments for the purchase of inventory.

We purchase product in the normal course of business through the use of short-term purchase orders representing quantities for normal business needs at current market prices.

Contractual Cash Obligations

The following table presents the aggregate amount of future cash outflows under our contractual cash obligations and commercial commitments as of September 30, 2008:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(dollars in millions)
Revolving credit facility	$131.4	$—	$131.4	$—	$—
Senior notes(1)	225.0	—	225.0	—	—
Operating lease obligations(2)	117.2	17.6	33.8	29.5	36.3
Capital lease obligations	11.8	5.6	6.2	—	—
Expected interest payments(3)	51.7	25.4	26.3	—	—
Other(4)	0.3	0.3	—	—	—

Total contractual cash obligations	$537.4	$48.9	$422.7	$29.5	$36.3

(1)	Amounts shown do not include $0.5 million of unamortized premium that will be amortized over the term of the senior notes.
(2)	Operating lease payments have not been reduced by minimum sublease rentals of $2.1 million due to the Company in the future under noncancelable subleases.

(3)

Represents expected interest payments for the life of our senior notes and interest related to our interest rate swap agreement. The amounts included in this table exclude any interest payments which may be made related to our revolving credit facility. If the September 30, 2008 weighted average interest rate of 5.1% and balance outstanding of $131.4 million were to remain constant throughout the remainder of the revolving credit facility, our total future interest payments under the facility would be approximately $19.4 million. The expected payments on our senior notes were calculated using the principal amount of the notes outstanding of $225.0 million, the stated interest rate of 11.25% and the semi-annual payment dates of April 15 and October 15 of each year. Expected interest payments on our interest rate swap agreement were calculated using a notional amount of $10 million and an interest rate of 8%. The swap agreement matures in October 2008.

(4)	Represents note payable to former owner of Amtex.

In addition, due to the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) on December 31, 2006, we have recorded a $0.8 million liability as of September 30, 2008 that may be payable in the future, although timing of payment cannot be reasonably estimated. For more information, see Note 6 to the financial statements.

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

Income Taxes. The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires an asset and liability approach, which requires the recognition of deferred income tax assets and deferred income tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. No valuation allowance was recorded as of December 31, 2006 since the Company had sufficient deferred tax liabilities to shield its deferred tax assets and was not relying on projected, future taxable income to be able to realize its deferred tax assets. Due to the Company’s continued net operating losses and its net deferred tax asset position excluding naked credits, the Company recorded a valuation allowance of $15.6 million during fiscal 2007. As of September 30, 2008 the valuation allowance was $20.9 million.

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

In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is not expected to result in a change in current practices. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company will adopt the provisions of SFAS No. 162 within the required period.

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

•	ability to execute on our distribution center consolidation plan, including the realization of anticipated inventory reductions and maintaining current customer service levels;
•	ability to realize deferred tax assets, including the potential to record a valuation allowance against deferred tax assets in the future;
•	significant reliance on one shipper to distribute our products to our customers;
•	our substantial level of indebtedness;
•	ability to execute on our acquisition strategy and the related integration of acquired companies, including the realization of anticipated operating synergies and cost savings; and
•	ability to sublet closed facilities following completion of the distribution center consolidation initiative in 2007.

These and other applicable risks are described under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year 2007 filed with the SEC. We assume no obligation to publicly update or revise any forward-looking statement made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2008, we had $131.4 million of debt outstanding under our revolving credit facility. Our revolving credit facility is subject to variable interest rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the September 30, 2008 level of borrowings, and further considering the interest rate protection agreement currently in place (see following paragraph), we estimate that a one percentage point increase in interest on our variable rate debt agreements would have increased interest expense for the three and nine months ended September 30, 2008 by approximately $0.3 million and $0.9 million, respectively.

We have entered into an interest rate protection agreement whereby we have contracted to pay a fixed interest rate in exchange for receipt of a variable rate. The $10.0 million notional principal amount under the interest rate protection agreement terminated in October 2008. We have elected not to apply hedge accounting for the currently outstanding interest rate protection agreement. Accordingly, we record our interest rate swaps at fair value on the balance sheet and record gains and losses on this contract as well as the periodic settlements of this contract through our statement of operations. We recorded other income of $0.1 million and less than $0.1 million for the three months ended September 30, 2008 and 2007, respectively, and other income of $0.2 million and $0.1 million for the nine month ended September 30, 2008 and 2007, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the third quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent months or from those anticipated. See the discussion in “Item 1A. Risk Factors” in our 2007 Annual Report on Form 10-K. There have been no material changes in our risk factors from those previously disclosed in our 2007 Annual Report on Form 10-K except for the following:

Economic downturns and declines in consumption in the Company’s markets may affect the levels of both sales and profitability.

Financial markets have been experiencing extreme disruption in recent months, including severely diminished liquidity and credit availability. Concurrently, economic weakness has begun to accelerate globally. We believe these conditions have not materially impacted our financial position as of September 27, 2008 or liquidity for the nine months ended September 27, 2008. However, we could be negatively impacted if either of these conditions exists for a sustained period of time, or if there is further deterioration in financial markets or the economy. The current tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations, which could result in a decrease in orders for our products.

Our ability to access the credit and capital markets may be adversely affected by factors beyond our control, including turmoil in the financial services industry, volatility in financial markets and general economic downturns.

We rely upon access to the credit markets as a source of liquidity for the portion of our working capital requirements not provided by cash from operations. Market disruptions such as those currently being experienced in the U.S. and abroad may increase our cost of borrowing or adversely affect our ability to access sources of liquidity upon which we rely to finance our operations and satisfy our obligations as they become due. These disruptions include turmoil in the financial services industry, including substantial uncertainty surrounding particular lending institutions and counterparties with which we do business, unprecedented volatility in the markets where our outstanding Senior Notes trade, and general economic downturns. If we are unable to access credit at competitive rates, or if our short-term or long-term borrowing costs dramatically increase, our ability to finance our operations, meet our short-term obligations and implement our operating strategy could be adversely affected. Additionally, if current credit and capital market conditions continue, it could have a material adverse effect on our ability to refinance all or any portion of our existing debt, and we may be unable to refinance our existing debt on terms acceptable to us, if at all.

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

November 7, 2008	BRODER BROS., CO.

	By:	/S/ THOMAS MYERS
Thomas Myers Chief Executive Officer and Director (Principal Executive Officer)

November 7, 2008

	By:	/S/ MARTIN J. MATTHEWS
Martin J. Matthews Chief Financial Officer (Principal Financial and Accounting Officer)