Form 10-K
period 2008-12-27
BRODER BROS CO
filed 2009-05-22
CIK 1266700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒.

We are a voluntary filer of reports required of companies with public securities under Sections 13 or 15(d) of the Securities Exchange Act of 1934, and we have filed all reports which would have been required of us during the past 12 months had we been subject to such provisions.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

As of June 28, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the registrant’s equity securities.

As of May 15, 2009, there were 963,637 shares of Class L, Series 1 common stock outstanding; 931,635 shares of Class L, Series 2 common stock outstanding; 2,783,553 shares of Class L, Series 3 common stock outstanding; 2,691,118 shares of Class L, Series 4 common stock outstanding; 9,695,252 shares of Class A common stock outstanding; and 28,701,552 shares of Class B common stock outstanding.

Broder Bros., Co.

Form 10-K

i

As used in this Form 10-K, unless the context indicates otherwise: (i) the “Company,” “Broder,” “we,” “us” and “our” refers to Broder Bros., Co. (ii) “Alpha” refers to the Company’s Alpha Shirt Company division for periods after its acquisition by the Company; (iii) “Broder division” refers to the Company’s Broder division; and (iv) “NES” refers to the Company’s NES Clothing Company division for periods after its acquisition by the Company. In addition to historical facts, this annual report contains forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed in this annual report under the headings “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Item 1A. Risk Factors.” We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this annual report and in the other documents that we file with the Securities and Exchange Commission (“SEC”). You can read these documents at www.sec.gov.

PART I

ITEM 1.	BUSINESS

The Company

We are the leading distributor of imprintable sportswear and accessories in the United States. We operate within the U.S. imprintable sportswear and accessories market, which is estimated to be a $7 billion market at annual wholesale revenues. Imprintable sportswear and accessories include undecorated or “blank” T-shirts, sweatshirts, polo shirts, outerwear, caps, bags and other imprintable accessories that are decorated for a wide variety of purposes including, but not limited to, advertising and promotion of companies, uniforms, retail, educational institutions, resorts and sport teams. Unit volume within the market is approximately 2.3 billion units and had grown significantly over the last ten years, increasing at a compound annual growth rate of approximately 6% from 1996 to 2006. As a result of the increasingly challenging macroeconomic conditions in 2006 and unprecedented turbulence in the financial and commodities markets in 2008, the market shrank by over 6%. During the fourth quarter of 2008, the market shrank in excess of 11%.

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

We operate the largest distribution network in the industry, which consists of eight distribution facilities located throughout the United States. In addition, we operate ten “Express” facilities offering pickup room service to customers in the following markets: Los Angeles, CA; Louisville, KY; Detroit, MI; Chicago, IL; St. Louis, MO; Indianapolis, IN; Philadelphia, PA; Charlotte, NC; St. Petersburg, FL; and Stafford, TX. We purchase product from more than 70 suppliers. Our five largest suppliers of basic trade products are Gildan, Russell, Hanes, Fruit of the Loom and Anvil. We buy higher-end, retail products from such brands as Adidas Golf and Champion. We added Alternative Apparel and Dickies as retail brands to our 2008 assortment and Rossignol and Dickies Chef to our 2009 assortment. In addition to purchasing from these suppliers, we develop and source products from over 14 countries to support our private label brands, which include the Devon & Jones, Chestnut Hill, Authentic Pigment, Harriton, HYP and Harvard Square brands. For fiscal year 2008, we had net sales of $926.1 million, a loss from operations of $46.9 million and a net loss of $68.9 million.

We sell our products to over 75,000 customers, primarily advertising specialty companies, screen printers, embroiderers and specialty retailers who decorate our blank product with corporate logos, brands and other images. Our decorator customers then sell imprinted sportswear and accessories to a highly diversified range of end-consumers, including, but not limited to, Fortune 1000 companies, sporting venues, concert promoters, athletic leagues, educational institutions and travel resorts. In addition, some of our products are sold to end-consumers without decoration. We believe corporations recognize imprintable sportswear and accessories as highly differentiated, cost-effective advertising and promotional tools that help them grow their respective businesses and brand images.

We believe that the highly fragmented nature of our customer base enables us to serve a critical function within our industry. We believe none of our suppliers offers a complete line of imprintable sportswear and accessories, and the majority lack the distribution scale, infrastructure and expertise to sell and service a highly fragmented potential customer base. The customer base is estimated at over 100,000 regional and local decorators, who typically place small orders which average approximately $240 consisting of mixed product categories and expect receipt of shipment within one or two days. In addition, approximately 11% of our sales come from pick-up orders at one of our distribution facilities or Express locations. Because of our scale, we are able to purchase truckload quantities directly from suppliers, obtain favorable pricing, efficiently manage our inventory when buying products, maintain a national sales force and produce high quality catalogs and websites to market effectively to our customers.

Our customers choose distributors based on several purchasing criteria, including price, depth of inventory and service. Service has several dimensions, including breadth of product selection, access to leading brands, speed of delivery, marketing resources and customer service, and catalog and website quality. We believe we provide our customers with compelling value across all of these purchasing criteria. We believe this strategy continues to make us a destination point for our customers to buy trade brand products at competitive prices. At year end, we had $235.5 million of finished goods inventory. We offer a broad selection of approximately 50,000 SKUs and over 50 brands. We offer industry-leading retail brands such as Adidas Golf, Champion, Rossignol and Alternative Apparel. In addition, we offer a line of private label brands such as Devon & Jones, Chestnut Hill, Authentic Pigment, Harriton, HYP and Harvard Square, which we believe are complementary to our trade brands. In addition, we believe this strategy affords us higher gross margins and enables us to expand our product assortment to better service our existing channels not adequately serviced by trade brands and also reach new channels, such as specialty retail.

We have the ability to ship via ground parcel service to over 80% of the continental U.S. population within one business day and to over 98% of the continental U.S. population within two business days. Our Broder, Alpha and NES catalog circulation is extensive, totaling approximately 3.6 million comprehensive catalogs distributed in 2008. Our customers use our catalogs as their primary selling tool with end-consumers. As a leading distributor in the industry, we receive favorable terms from our suppliers and can, in turn, pass on these cost savings to our customers. We believe these advantages allow us to effectively compete against our competitors, the vast majority of which are small, regional and local distributors who lack our scale and resources.

We operate on a 52- or 53-week year basis with the fiscal year ending on the last Saturday of December. For convenience, in certain circumstances, the financial information included in this Annual Report on Form 10-K has been presented as ending on the last day of the nearest calendar month. Fiscal years 2008, 2007 and 2006 each consisted of 52 selling weeks.

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

Broder grew region by region. From 1991 to 1999, Broder opened five branches: Orlando, FL in 1991; Dallas, TX in 1993; Albany, NY in 1995; Fresno, CA in 1997; and Wadesboro, NC, adjacent to the central distribution center, in 1999. In addition, Broder added 32,000 square feet to its Plymouth, MI branch in 1998, which served as Broder’s headquarters prior to the Alpha acquisition, as described below. In May 2000, affiliates of Bain Capital LLC acquired Broder in a recapitalization transaction. Following the recapitalization, Broder continued its geographic expansion through the acquisitions of St. Louis T’s in 2000 then Full Line Distributors and Gulf Coast Sportswear in 2001. During that time, Broder also expanded its geographic reach into certain regions to promote organic expansion. To gain more market share, Broder completed more acquisitions: T-Shirts & More, Inc. (“TSM”) and Alpha Shirt Company in 2003, NES Clothing Company in 2004 and Amtex Imports Inc. in 2006. As Broder acquired more companies, the company continued to assess its distribution network for efficiency opportunities, which resulted in the closures of two facilities in the fourth quarter of 2003, two facilities during fiscal 2004 and one facility during fiscal 2005. Then, in December 2005, the Atlanta, GA facility was replaced by a dual-brand facility in Duluth, GA, which carried both Broder and Alpha products. The Duluth, GA facility served as the proof of concept for Broder’s distribution center consolidation strategy. The strategy was initiated to create multi-division distribution centers which provide Broder with several key advantages, including improvement of inventory availability, reduction of inventory levels and a moderate reduction of operating expenses. During 2006 and 2007, Broder consolidated its distribution center network from seventeen facilities to eight facilities. The distribution center consolidation initiative was completed in December 2007.

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

During 2008, weakened economic conditions, largely attributable to the global credit crisis and erosion of consumer confidence, negatively impacted the markets in which we operate. As a result, we explored various strategic and financing alternatives This process culminated in the consummation on May 20, 2009 of an exchange offer for our $225.0 million aggregate principal amount of 11 1/4% Senior Notes due October 15, 2010 (the “2010 Notes”) for $94.9 million of our newly issued 12/15% Senior Payment-In-Kind Notes due October 15, 2013 (the “2013 Notes”) and a pro rata share of 96% of our newly issued common stock (the “Exchange Offer”). We refer to the 2010 Notes and the 2013 Notes collectively in this Annual Report as the “Senior Notes”. Our stockholders who held our common stock prior to the Exchange Offer hold 4% of our currently outstanding common stock and received warrants to purchase 1,474,201 shares of our common stock in the Exchange Offer. We issued $94.9 million in aggregate principal amount of 2013 Notes in connection with the Exchange Offer and approximately $11.5 million in aggregate principal amount of the 2010 Notes remain outstanding. On May 20, 2009, in connection with the Exchange Offer, we cancelled our previously outstanding Class A common stock and Class B common stock and converted our Class L common stock to a new single class of common stock and converted to a Delaware corporation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to our Financial Statements included elsewhere in this Annual Report on Form 10-K for more information.

Our principal operating segments are grouped into three business units: the Broder division, the Alpha division and the NES division. See Note 14 to our Financial Statements included elsewhere in this Annual Report on Form 10-K for more information on segments.

Industry Overview and Trends

We compete in the estimated $7 billion U.S. wholesale imprintable sportswear and accessories market, which is comprised of products used for corporate promotion, general-use, event promotion and specialty retail sales. The diversity of end-uses of imprintable sportswear and accessories helps to reduce exposure to any one industry or market segment. Within the overall market, imprintable sportswear and accessories sold for corporate promotional purposes in the U.S. is estimated at $3 billion in wholesale revenue. The other $4 billion segment of the market includes items sold for general purposes, such as recreation, sports leagues, educational institutions, specialty retail and for event promotions, such as concerts and tourism.

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

The current economic downturn has negatively impacted the imprintable sportswear market, causing a dramatic decrease in sales during the fourth quarter of 2008. In 2008, the market for imprintable activewear shrank by at least 6%. It shrank at least 11% in the fourth quarter of 2008. Such conditions have continued to persist in 2009 and are not expected to improve significantly in the near-term. In light of these market conditions the need to conserve and generate cash is expected to remain a top priority. We believe that the declines are in large part caused by softness in the corporate promotional segment of the market. As discretionary corporate budgets were reduced, purchases of imprintable activewear declined. When corporate events were cancelled or scaled back, purchases of imprintable activewear were eliminated or reduced. We detected very steep declines in our highest priced, private label and retail brand products. We detected a dramatic shift from basic 6-ounce T-shirts to basic 5-ounce T-shirts. The decline which exceeded 12% in October and 20% in November was dramatically reduced in December by unsustainable price reductions on the part of Trade brand suppliers.

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

Business Strategy

Our goals are to become the most profitable supplier of imprintable sportswear and the provider of choice for our customers in a highly competitive, fragmented commodity industry while growing faster than the market. The following objectives are key components of our business strategy:

Consolidate the unconsolidated. Even prior to the acquisition of Amtex in 2006, we came to believe that continued growth through acquisitions would be challenging. Acquisitions of large competitors appeared legally difficult due to Broder’s high market share and acquisitions of small competitors appeared economically difficult since small competitors, while providing income to the working owner and family members, seldom provided attractive returns on the owner’s net investment. As a result, offers from Broder based on the companies earnings were rejected due to the small amount of cash available after paying bank loans.

At that time, Broder began to focus on consolidating operations that had not been consolidated during earlier acquisitions. In August 2006, Broder completed consolidation of seven legacy, single-brand call centers into three, multi-brand call centers able to answer customer calls for all three Broder brands. By December 2007, Broder completed the consolidation of 17 legacy, single-brand distribution centers into eight, multi-brand distribution centers able to ship orders for all three Broder brands. Since then, other single-brand activities have been consolidated. Certain aspects of credit and collections have been consolidated. All aspects of purchasing, inventory management and accounting have been consolidated.

Improve inventory management. Having consolidated all distribution centers and having completed comprehensive improvements to our Enterprise Resource Planning (“ERP”) system, management believes that it can lower the aggregate amount of inventory required to achieve required service levels. Non-brand-specific inventory management techniques allow Broder to capitalize on its scale to improve inventory productivity on the industry’s most popular products in ways that no competitor can match. In addition, Broder has the ability to “share” inventory among its distribution centers to keep a shortage of one size of a family of products of the same style and color from adversely impacting sales of the entire family.

Eliminating brand-specific purchasing and automating certain purchasing functions has allowed Broder to increase labor productivity among its purchasing and accounts payable personnel.

Reduce operating expenses. In addition to realizing cost reduction through consolidation, we rely on our superior scale, advanced technology, and experience to achieve superior operating expenses. Broder’s size relative to competitors creates opportunities for economies in general and administrative activities such as operations management, distribution center management, call center management, pricing administration, merchandising, purchasing, marketing, etc. Broder also utilizes low-cost, advanced technology in many aspects of its business to reduce costs. Examples of these technologies include using website technology to reduce the cost of order taking, using motorized picking to reduce the cost of fulfillment and using rotogravure to reduce the cost of printing catalogs. Broder uses its experience to achieve lower costs. Various aspects of how its distribution centers operate reflect low-cost, high quality approaches that have been learned after years of analysis and experimentation to determine best practices.

Improve Selling. We have devoted significantly more resources in recent years to improved selling. We have created a regional sales management organization that narrowed the spans of control for sales management. This has permitted sales managers to spend more time coaching salesmen and sharing best practices with them. We have segmented our customer base by their preferred brand, their apparent need for sales attention, and the frequency of sales attention needed. This has allowed us to minimize brand conflict by having one brand take responsibility for satisfying a customer’s sales needs and making certain the customer is called on by the correct combination of outside and inside sales professionals at the appropriate frequency. We have devoted more attention at national sales meetings to sales training. We have created incentive programs to share the benefits of increased sales with sales professionals. We have established recognition programs to honor our best sales personnel.

Improve Pricing. We attempt to satisfy the pricing requirements of our customers while maximizing gross profit. All products have list prices that reflect the typical economics of our products and customer orders. In addition, we evaluate offering special pricing to certain customers based on how our economics in serving them differ from typical economics. As a result, many customers enjoy accommodations that share Broder’s saving in serving them. On at least a weekly basis, Broder offers special pricing to essentially all customers to maintain competitiveness with other imprintable activewear distributors. Frequently, we offer customers special pricing for orders which are unusually large.

During 2008, Broder began to evaluate the financial impact of pricing on gross profit. We intend to use what we have learned to make better pricing decisions in the future.

Products

We distribute a wide range of undecorated or “blank” T-shirts, sweatshirts, polo shirts, outerwear, caps, bags and other imprintable items. Within our product selection, we offer recognizable basic brands purchased from trade brand suppliers such as Gildan, Russell, Hanes, Fruit of the Loom and Anvil. We offer industry-leading retail brands, such as adidas Golf, Champion, Rossignol and Alternative Apparel. Through the success of our premium brand strategy, we have demonstrated that prominent brands can gain access to a large untapped consumer segment by working with a well-managed, national distributor. These retail brand relationships differentiate our product line from those of our competitors. In addition, we offer a line of private label brands, such as Devon & Jones, HYP, Authentic Pigment, Harvard Square, Chestnut Hill and Harriton, which we believe are complementary to our trade brands. We believe this strategy strengthens our position as a destination point for our customers by providing them with higher quality products that are complementary to our trade brand products. In addition, we believe this strategy affords us higher gross margins and enables us to expand our product assortment to better service our existing channels not adequately serviced by trade brands and also reach new channels, such as specialty retail.

Our brands include:

Trade Brands

Adams Cap	Code V	Hanes	Rabbit Skins
American Apparel	Comfort Colors	Izod	Towels Plus
Anvil	Cross Creek	Jerzees	Van Heusen
Augusta	Econscious	LAT	Weatherproof
Bella	Fruit of the Loom	Liberty Bags	Yupoong
Canvas	Gildan	Outer Banks

Retail Brands

Broder	Alpha	NES
180s	180s	180s
adidas Golf	adidas Golf	adidas Golf
Alternative Apparel	Alternative Apparel	Alternative Apparel
Big Accessories/Bag Edge	Big Accessories/Bag Edge	Big Accessories/Bag Edge
Champion	Champion	Champion
Dickies Chef	Dickies Chef	Dickies Chef
Dickies Workwear	Dickies Workwear	Dickies Workwear
Playback	Hyp Hats	Hyp Hats
Rossignol Pure Mountain Company	Playback	Playback
Rossignol Pure Mountain Company

Private Label Brands

Broder	Alpha	NES
Chestnut Hill	Devon & Jones	Harvard Square
Harriton	Authentic Pigment	Authentic Pigment
	Apples & Oranges	Harriton
	Harriton	HYP
HYP

For the last three fiscal years our sales by brand were:

Percentage of Sales by Brand

	Fiscal Year
	2008	2007	2006
Trade brands	79%	75%	73%
Private label brands	12%	16%	19%
Retail brands	9%	9%	8%

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

Suppliers

Large scale and long-standing supplier relationships provide us with important purchasing and inventory management advantages relative to our competitors, as noted above. Our scale and purchasing power with our suppliers have resulted in a number of important benefits including marketing support, previews of new product launches and favorable purchasing terms. We do business with most of our suppliers on a purchase order basis. By maintaining close communication with suppliers, we are able to synchronize our inventory management and product purchases with supplier production cycles. Understanding short-term supplier activity enables us to better size our purchases, refine targeted inventory levels and take advantage of special buying opportunities. Approximately 64% of our fiscal 2008 sales were generated from products obtained from our top three suppliers. The table below shows our largest suppliers based on sales for fiscal 2008:

Supplier	Percent of Fiscal 2008 Sales
Gildan	37.3%
Hanes(1)	13.4%
Russell Corp.(2)	12.8%
Anvil	7.7%
Fruit of the Loom	4.4%
Other	24.4%

(1)	Includes Hanes, Outer Banks and Champion.
(2)	Includes Jerzees.

Customers

We sell to more than 75,000 customers nationwide, including screen printers, embroiderers and specialty advertisers. Our customer base is highly fragmented, as indicated in the table below:

Customer	Percent of Fiscal 2008 Sales
Top 10 Customers	3.9%
Top 100 Customers	13.1%
Top 1,000 Customers	38.1%

Seasonality

Historically, the first quarter of our fiscal year generates the lowest levels of net sales, gross profit and operating profit. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality”.

SALES AND MARKETING

Catalogs and Selling Materials

Our catalogs are the cornerstone of our marketing strategy and we believe that the Broder, Alpha and NES catalogs are the industry leaders in quality and breadth of selection. Our catalogs are designed to have the look and feel of high-end consumer retail catalogs with attractive models, appealing photographs and a clear display of products. In addition, we offer generic catalogs that can be customized to include our customers’ logos on the cover. We believe that our customized catalogs enhance the professional image of our customers, promote customer loyalty and allow us to more effectively sell our product lines. During 2008, we distributed over 3.6 million comprehensive catalogs, which included 1.6 million custom catalogs.

National Sales Forces

Our salesmen represent the Broder, Alpha and NES brands to our customers. To minimize unproductive, inter-brand competition, customer relationships are the responsibility of regional sales managers whom we recently hired, as noted above in “Business Strategy and Outlook.” These managers determine which targeted customers will be called on by a team of outside and inside sales professionals and which will be called on by inside sales professionals, which brand-specific salesman will have responsibility for each customer, and how frequently the customer will be contacted.

National Sales Forces

Our salesmen represent the Broder, Alpha and NES brands to our customers. To minimize unproductive, inter-brand competition, customer relationships are the responsibility of regional sales managers whom we recently hired, as noted above in “Business Strategy and Outlook.” These managers determine which targeted customers will be called on by a team of outside and inside sales professionals and which will be called on by inside sales professionals, which brand-specific salesman will have responsibility for each customer, and how frequently the customer will be contacted.

We invest significant time in training and developing our sales forces. Our extensive training provides each sales force with a thorough knowledge of our products, marketing solutions and approaches to help customers growing their sales of our products. Each salesman is responsible for enhancing existing customer relationships as well as for prospecting and developing new relationships.

Call Centers and Customer Service Representatives

We maintain three call centers which as of December 31, 2008 were staffed with 129 full-time and 34 part-time representatives answering phone calls, emails, internet chat sessions and faxes to assist our customers in placing orders, checking stock levels, looking for price quotes or requesting adjustments and returns. While most call agents deal with only one of our three brands—some agents have been trained to respond to calls from multiple brands. During 2008, we began to upgrade customer service beyond traditional functions to include authorizing returns and discussing credit issues. This upgraded customer service is a feature of “Gold Service” which includes other benefits and is offered to customers who our sales organization believes would increase their sales based on this higher level of service. Our call centers are located in California, Florida and Massachusetts.

Trade Shows

During 2008 and 2007, we participated in fewer industry trade shows than in prior years. Instead, Broder, Alpha and NES have developed proprietary trade shows and events to compete with smaller competitors. Our major suppliers participate with us in our proprietary trade shows which allow us offer a more favorable customer experience than participation in industry trade shows by exhibiting our product offerings and sharing customer merchandising strategies and new promotions with our customers. We take advantage of proprietary trade shows and customer events as opportunities to expand and enhance our customer relationships. At customer events, we showcase our product offerings, meet with our customers and sponsor a social event to strengthen our customer relationships.

Websites

We maintain three industry-leading websites to support our Broder, Alpha and NES brands, including www.broderbros.com, www.alphashirt.com and www.nesclothing.com, each of which allow our customers to browse online versions of our catalogs, place orders, track order status, check inventory stock, learn about our promotions, review industry trends, and receive information on marketing resources. We introduced new websites in early 2007 for each of our brands. The new websites are more efficient and offer enhanced functionality, such as online processing of customer returns, freight cost comparisons and access to certain of our marketing materials to help our customers grow their businesses. In addition to our branded websites, we also host generic formats of our websites that allow our decorator customers to insert their own “cover” and branding. This functionality offers our customers a low-cost opportunity to leverage our customer service capabilities, promote our products, effectively service end-users and procure sales over the Internet. Through an ISP and our own internal web servers, we currently host nearly 13,000 active custom websites. In fiscal 2008, approximately 44% of our sales originated from our websites, an increase from approximately 36% of sales in fiscal 2007.

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

Employees

As of December 27, 2008, we employed a total of approximately 1,221 full-time and 105 part-time employees, none of whom are party to collective bargaining agreements. Our management believes that employee relations are good.

ITEM 1A.	RISK FACTORS

If our cash provided by operating and financing activities is insufficient to fund our cash requirements, we could face substantial liquidity problems.

Historically, our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, allowed us to meet our obligations during the seasonal low period, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures and other needs of the business. During fiscal year 2008, cash flow from operating activities decreased $29.9 million compared to fiscal 2007. This decrease in cash flow from operating activities has resulted in significant challenges to liquidity. We were not able to make our April 15, 2009 interest payment in respect of the 2010 Notes as a result of adverse changes in our liquidity position. If we had not consummated the Exchange Offer, holders of our 2010 Notes would have been able to accelerate the indebtedness due under such notes, which would have permitted the lenders under our revolving credit facility to accelerate the indebtedness outstanding thereunder.

As a result, there is a uncertainty regarding our ability to maintain liquidity sufficient to operate our business. Current credit and capital market conditions combined with our recent history of operating losses and negative cash flows, as well as projected industry conditions, are likely to restrict our ability to access capital markets in the near – term and any such access would likely be at an increased cost and under more restrictive terms and conditions. Further, such constraints may also affect our agreements and payment terms with vendors. If our vendors require us to pay for purchases up front or upon delivery, it is unlikely that we will be able to continue operating as a going concern.

We may not be able to satisfy our cash requirements in the near term from cash provided by operating activities. If our cash requirements exceed the cash provided by our operating activities, then we would look to our cash balance and committed credit lines to satisfy those needs. However, we may not be able to access our revolving credit facility if we are in default under our revolving credit agreement. Current credit and capital market conditions combined with our recent history of operating losses and negative cash flows, as well as projected industry conditions, are likely to restrict our ability to access capital markets in the near-term and any such access would likely be at an increased cost and under more restrictive terms and conditions. Further, such constraints may also affect our agreements and payment terms with vendors. If our vendors require us to pay up front or on delivery of products, it is unlikely that we will be able to continue operating as a going concern.

Absent access to additional liquidity from credit markets, which remain severely constrained, or other sources of external financial support, including accommodations from key vendors, we may not have the minimum levels of cash necessary to operate the business during 2009. We may need to delay capital expenditures, curtail, eliminate or dispose of substantial assets or operations. For a discussion of these and other factors affecting our liquidity, refer to “Liquidity Position” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Following the Exchange Offer, there were $11.5 million in principal amount of 2010 Notes outstanding. We may not have the funds to fulfill these obligations or the ability to refinance the obligations. If the maturity date occurs at a time we do not have the funds to fulfill these obligations or when other arrangements prohibit us from repaying the 2010 Notes, we would try to obtain waivers of such prohibitions from the lenders under those arrangements, or we could attempt to refinance the borrowings that contain the restrictions. If we could not obtain the waivers or refinance these borrowings, we would be unable to repay the 2010 Notes, which if uncured would cause a default under our revolving credit facility, which would likely cause us to file for bankruptcy.

Slowdowns in general economic activity have detrimentally impacted our customers and have had an adverse effect on our sales and profitability.

Our business is sensitive to the business cycle of the national economy. Deterioration in general economic conditions adversely affect demand for our products, and cause sales of our products to decrease. In addition, slowdowns in economic activity result in our customers shifting their purchases towards our lower-priced products, such as T-shirts, which adversely affects our gross profit margin. The current economic downturn has negatively impacted the imprintable sportswear market, causing a dramatic decrease in sales during the fourth quarter of 2008. In 2008, the market for imprintable activewear shrank by at least 6%. It shrank at least 11% in the fourth quarter of 2008. Such conditions have continued to persist into 2009 and are not expected to improve significantly in the near-term. The current economic crisis has caused many of our customers to cancel or scale back corporate events and purchases of products such as ours. This reduced customer demand has adversely affected our results of operations and may continue to do so. Further deterioration in economic conditions, along with decreasing levels of spending by our customers, will continue to adversely affect our revenues and profits through reduced purchases of our products. In such circumstances, we may reduce prices on certain items, which would further adversely affect our profitability.

In addition, there could be a number of other effects from the ongoing economic downturn. The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to delivery delays or failures. We grant credit to our customers in the normal course of business which subjects us to potential credit risk. Financial difficulties of our customers could adversely impact our results of operations. Finally, other counterparty failures, including banks and counterparties to other contractual arrangements, could negatively impact our business.

Our ability to access the credit and capital markets may be adversely affected by factors beyond our control, including turmoil in the financial services industry, volatility in financial markets and general economic downturns.

We rely upon access to the credit markets as a source of liquidity for the portion of our working capital requirements not provided by cash from operations. Market disruptions such as those currently being experienced in the U.S. and abroad may increase our cost of borrowing or adversely affect our ability to access sources of liquidity upon which we rely to finance our operations and satisfy our obligations as they become due. These disruptions include turmoil in the financial services industry, including substantial uncertainty surrounding particular lending institutions and counterparties with which we do business, unprecedented volatility in the markets where our outstanding indebtedness trades, and general economic downturns. If we are unable to access credit at competitive rates, or if our short-term or long-term borrowing costs dramatically increase, our ability to finance our operations, meet our short-term obligations and implement our operating strategy could be adversely affected. Additionally, if current credit and capital market conditions continue, it could have a material adverse effect on our ability to refinance all or any portion of our existing debt, and we may be unable to refinance our existing debt on terms acceptable to us, if at all.

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

We obtain a significant portion of the products we sell from a limited group of suppliers. Approximately 64% of the products we sold in fiscal 2008 were purchased from three suppliers: Gildan, Hanes and Russell Corp. These suppliers each account for 10% or more of the products sold by Broder, Alpha and NES on a combined basis. From time to time, we may experience difficulties in receiving orders from some of these suppliers or certain products may not be available. Their ability to supply us with our products is subject to a number of risks, including production problems at our suppliers’ facilities, work stoppages or strikes by our suppliers’ employees. The partial or complete loss of any of these sources could have an adverse effect on our results of operations and damage customer relationships. Consumer demand for these products may decrease based on a number of factors such as general economic conditions and public perception. In addition, a significant increase in the price of one or more of these products could have a material adverse effect on our results of operations.

Our relationships with most of our suppliers are terminable at will and the loss of any of these suppliers could have an adverse effect on our sales and profitability.

Our relationships with suppliers, including our relationships with suppliers of retail brands such as adidas Golf and Champion , and our trade brands, are generally not governed by written contracts. These relationships may be terminated at will by the supplier at any time. The loss of any of these suppliers could have an adverse effect on our sales and profitability.

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

We may incur restructuring charges in connection with recent or future acquisitions. These restructuring charges could be undertaken to realign our operations, eliminate duplicative functions, rationalize our operating facilities and products, and reduce our staff. We perform impairment evaluations for goodwill and indefinite-lived intangible assets at least annually in the fourth quarter, or upon a triggering event. As a result of the Alpha and NES acquisitions, we carried a significant amount of goodwill and intangible assets. As a result of performing our annual test for fiscal year 2007, we determined that our Alpha division had goodwill impairment and we recorded a non-cash goodwill impairment charge of $87.3 million. After recording the goodwill impairment charge, we had goodwill of approximately $51.3 million and indefinite-lived intangible assets of $35.6 million as of year end. Following our fiscal 2008 annual test for impairment, we determined that the full amount of the remaining goodwill on the Alpha and Broder divisions had become impaired as a result of weakened demand for our products in the fourth quarter of fiscal 2008 and anticipated weakened demand in 2009 relative to the same periods in fiscal 2008. We recorded non-cash impairment charges of $39.0 million and $11.9 million for goodwill on our Alpha and Broder divisions, respectively, in the fourth quarter of 2008. In addition, following our fiscal 2008 annual test for impairment of our Alpha Trade Name asset, we determined that an impairment in value had occurred and we recorded a non-cash impairment charge of $11.6 million in the fourth quarter of 2008. We will likely continue to incur impairment charges if the current economic slowdown continues or becomes worse.

The ability to realize long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including undiscounted cash flow and profitability projections that incorporate, as applicable, the impact on the existing business. The analyses necessarily involve significant management judgment. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

The impairment test procedures performed in accordance with our annual impairment testing require us to make comprehensive estimates of future revenues and cash flows. Due to uncertainties associated with such estimates, actual results could differ from such estimates. Material differences between actual results and the estimates used may result in the determination that some or all of our intangible assets have become impaired, which could result in additional impairment charges in the future. If we determine that there are additional impairments to our intangibles in the future, the resulting non-cash charge could be substantial.

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

As a result of the Exchange Offer, former holders of our 2010 Notes have the right to appoint a majority of our board of directors.

As a result of the Exchange Offer, funds affiliated with Bain Capital no longer own a majority of the stock of our company and no longer control our board of directors. Three of our five directors were appointed (or are remaining to be appointed) by former holders of our 2010 Notes in connection with the Exchange Offer. Our future success depends in part on the ability of our new board of directors to successfully implement our strategy while maintaining the strength of our company. If our new board fails to effectively implement our business strategy, we may be unable to maintain or grow our business in the manner in which we expect.

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.

We have substantial indebtedness. As of December 27, 2008, we had approximately $385.6 million of total indebtedness, which includes $225.0 million related to our 2010 Notes. As of December 27, 2008, on a pro forma basis giving effect to the Exchange Offer, we would have had approximately $266.6 million of total indebtedness, including approximately $11.5 million related to our 2010 Notes and $94.9 million related to our 2013 Notes. In addition, subject to restrictions in the indentures governing our 2013 Notes and our revolving credit facility, we may incur additional indebtedness. The high level of our indebtedness could have important consequences, including the following:

•	it may be more difficult for us to satisfy our obligations with respect to our indebtedness;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

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

We expect to obtain the money to pay our expenses and to pay the principal and interest on our 2013 Notes, our revolving credit facility and other debt from cash flow from our operations. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. Our cash flow may not be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have enough liquidity, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We may not be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements, including our revolving credit facility, may restrict us from pursuing any of these alternatives.

Our failure to comply with restrictive covenants contained in our revolving credit facility or the indentures governing our 2013 Notes could lead to an event of default under such instruments.

Our revolving credit facility and the indenture that governs the 2013 Notes impose significant covenants on us. The agreement governing our revolving credit facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios and satisfy other financial condition tests. Our ability to comply with these ratios may be affected by events beyond our control. Our breach of any of these restrictive covenants or our inability to comply with the required financial ratios could result in a default under the agreement governing our revolving credit facility. If a default occurs, the lenders under our revolving credit facility may elect to declare all borrowings outstanding, together with all accrued interest and other fees, to be immediately due and payable which would result in an event of default under the 2013 Notes. The lenders would also have the right in these circumstances to terminate any commitments under our revolving credit facility they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under our revolving credit facility will also have the right to proceed against our collateral, including our available cash, granted to them to secure the indebtedness. If the indebtedness under our revolving credit facility or 2013 Notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

Despite current anticipated indebtedness levels and restrictive covenants, we may incur additional indebtedness in the future.

Despite our current level of indebtedness, we may be able to incur substantial additional indebtedness, including additional secured indebtedness. The terms of the indenture governing our Senior Notes do not limit the amount of unsecured indebtedness we may incur. Although our existing credit agreement contains restrictions on our ability to incur additional indebtedness, these restrictions are subject to important exceptions and qualifications, including with respect to our ability to incur additional senior secured debt. If we or our subsidiaries incur additional indebtedness which is permitted under these agreements, the risks that we and they now face as a result of our leverage could intensify. If our financial condition or operating results deteriorate, our relations with our creditors, including the holders of the Senior Notes, the lenders under our secured credit facility and our suppliers, may be materially and adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We are headquartered in Trevose, Pennsylvania, and operate eight distribution centers and ten Express locations nationwide. Our distribution facilities are located strategically throughout the country to take advantage of ground parcel service, shipping regions and population density. We use UPS for the vast majority of our shipments. Each of our facilities is leased. The leases for such facilities are scheduled to expire between 2010 and 2018. We believe our current facilities are generally well maintained and provide adequate warehouse and distribution capacity for future operations. Our facility locations at December 27, 2008 are listed below:

Location	Division	Distribution Center	Express Facility	Call Center	Office	Sq. Feet (000s)(1)
Trevose, Pennsylvania	Corporate				✓	46
Bolingbrook, Illinois	Broder/Alpha/NES	✓				425
Lewisberry, Pennsylvania	Broder/Alpha/NES	✓				413
Dallas, Texas	Broder/Alpha	✓				358
Orlando, Florida	Broder/Alpha	✓				340
Fresno, California	Broder/Alpha	✓		✓		332
Duluth, Georgia	Broder/Alpha/NES	✓				321
Middleboro, Massachusetts	Broder/Alpha/NES	✓		✓	✓	290
Seattle, Washington	Broder/Alpha	✓				160
Philadelphia, Pennsylvania (2)	Broder/Alpha/NES		✓			25
Stafford, Texas	Broder/Alpha		✓			32
Plymouth, Michigan (3)	Broder/Alpha/NES		✓			25
St. Petersburg, Florida	Broder/Alpha		✓	✓		69
Charlotte, North Carolina (4)	Broder/Alpha/NES		✓			25
St. Louis, Missouri	Broder/Alpha		✓			33
Santa Fe Springs, California	Broder/Alpha		✓			33
Indianapolis, Indiana	Broder/Alpha		✓			25
Louisville, Kentucky	Broder/Alpha		✓			25
Bensenville, Illinois	Broder		✓			4

(1)	Includes warehouse and corporate space.
(2)	Total leased space is 286,000 square feet. Location previously served as an Alpha distribution center.
(3)	Total leased space is 117,000 square feet. Location previously served as a Broder distribution center.
(4)	Total leased space is 63,000 square feet. Location previously served as an NES distribution center.

ITEM 3.	LEGAL PROCEEDINGS

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

There is currently no established public trading market for any class of our common stock. As of May 15, 2009, there were: (1) 9 record holders of our Class A common stock; (2) 10 record holders of our Class B common stock; (3) 9 record holders of our Class L, Series 1 common stock; (4) 9 record holders of our Class L, Series 2 common stock; (5) 10 record holders of our Class L, Series 3 common stock; (6) 10 record holders of our Class L, Series 4 common stock; (7) 9 record holders of our Class L, Series 1 warrants; and (8) 10 record holders of our Class L, Series 3 warrants. As a result of the Exchange Offer and our subsequent conversion to a Delaware corporation, we will have one class of common stock with approximately 110 record holders after May 20, 2009.

We have not in the past paid, and do not expect for the foreseeable future to pay, dividends on any classes of our common stock. Instead, we anticipate that all of our earnings in the foreseeable future will be used in the operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions, including restrictions under our revolving credit facility and the indenture governing our 2013 Notes, and any other considerations our board of directors deems relevant.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present the summary historical financial data of the Company as of the dates and for the periods indicated. The financial information for the Company as of December 31, 2008, 2007, 2006, 2005 and 2004 and for the fiscal years ended December 31, 2008, 2007, 2006, 2005 and 2004 has been derived from the historical financial statements audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

The following financial information reflects the acquisitions of certain businesses during the period 2004 through 2006, including:

•	NES, a leading distributor of imprintable sportswear in New England, which was acquired in August 2004; and

•	Amtex Imports Inc., a regional distributor located in the Chicago, IL market, which was acquired in September 2006.

The summary information below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and Notes thereto, included in Item 8 in this Form 10-K.

	Fiscal Year Ended December 31, (1)
	2008	2007	2006	2005	2004
	(dollars in thousands)
Statement of Income Data:
Net sales	$926,074	$929,124	$959,268	$978,417	$877,373
Cost of sales (exclusive of depreciation and amortization included in warehousing, selling and administrative below)	762,047	762,971	778,549	798,419	720,056

Gross profit	164,027	166,153	180,719	179,998	157,317
Warehousing, selling and administrative (2)	127,662	137,267	130,483	126,833	108,112
Depreciation and amortization	18,041	20,108	19,562	19,124	19,590
Restructuring and asset impairment charges, net (3)	2,717	12,994	4,089	1,880	3,528
Goodwill and trade name impairment (4)	62,504	87,261	—	—	—

Total operating expenses	210,924	257,630	154,134	147,837	131,230

Income (loss) from operations	(46,896)	(91,477)	26,585	32,161	26,087
Interest expense, net (5)	35,728	38,416	40,358	36,713	28,541
Other (income) expense	—	—	—	—	400

Total other expense, net	35,728	38,416	40,358	36,713	28,941

Loss before income tax benefit	(82,625)	(129,893)	(13,773)	(4,552)	(2,854)
Income tax benefit	(13,755)	(5,834)	(6,036)	(1,641)	(1,349)

Net Loss	$(68,870)	$(124,059)	$(7,737)	$(2,911)	$(1,505)

Other Financial Data:
Cash flow from (used in) operating activities (6)	$(8,821)	$21,137	$(1,076)	$(35,797)	$5,382
Cash flow from (used in) investing activities	(2,794)	(8,460)	(15,646)	(6,226)	(34,693)
Cash flow from (used in) financing activities	9,736	(12,313)	17,687	43,007	28,457
Capital expenditures (7)	3,032	8,460	8,892	6,323	4,198
Balance Sheet Data (at period end):
Cash	$2,755	$4,634	$4,270	$3,305	$2,321
Working capital	204,690	171,273	211,288	195,107	140,300
Total assets	388,959	437,232	580.278	566,462	538,208
Total debt and capital lease obligations	385,624	342,573	344,297	319,148	271,422
Shareholders’ equity (deficit)	(126,875)	(58,365)	65,643	73,313	76,083

(1)

We operate on a 52- or 53-week year basis with the year ending on the last Saturday of December. Fiscal years 2008, 2007, 2006 and 2004 consisted of 52 selling weeks and fiscal year 2005 consisted of 53 selling weeks.

(2)

Warehousing, selling and administrative expenses include management and advisory fees to Bain Capital totaling $3.0 million, $1.6 million, $1.9 million and $0.6 million for the fiscal years ended December 31, 2006, 2005, 2004 and 2003, respectively. There were no management or advisory fees paid to Bain Capital in fiscal 2008 or 2007.

(3)

Restructuring charges of $2.8 million in fiscal 2008 consist of $1.1 million in severance charges, $0.7 million in interest accretion, and $1.4 million resulting from changes in sublease assumptions partially offset by a reduction to the restructuring charge of approximately $0.5 million as the Company executed a buyout agreement for its Stafford, TX distribution center. The severance expense includes approximately $1.0 million related to a workforce reduction announced by the Company in December 2008. Restructuring charges of $13.0 million in fiscal 2007 consist primarily of distribution center closure costs incurred in connection with our distribution center consolidation plan, net of a reduction of $1.5 million related to two sublease agreements entered into in 2007 for the former LaMirada facility. Restructuring charges of $4.1 million recorded in fiscal 2006 consist primarily of distribution center closure costs incurred in connection with our distribution center consolidation plan and call center closure costs resulting from the reduction in call centers we operate from seven to three. Restructuring charges of $1.9 million recorded in fiscal 2005 consist of distribution center closure costs in connection with our distribution center consolidation plan and NES division corporate staff reductions resulting from the NES integration. Restructuring charges of $3.5 million recorded in fiscal 2004 consist of a non-cash fixed asset impairment charge for the disposal of computer software resulting from the Alpha integration, lease termination costs and severance and related benefits charges resulting from the Alpha and NES integrations.

(4)

During the quarter ended December 31, 2007, as part of our annual impairment evaluation, we recorded a non-cash goodwill impairment charge of $87.3 million related to the goodwill associated with our acquisition of Alpha Shirt Company in September 2003. During the quarter ended December 31, 2008, as part of our annual impairment evaluation, we recorded an additional non-cash goodwill impairment charge of $50.9 million related to the goodwill and a non-cash impairment charge of $11.6 million related to the value of our Alpha Trade Name asset. See Note 2 for more information.

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

GENERAL

We are a leading distributor of imprintable sportswear and accessories in the United States. Imprintable sportswear and accessories is an estimated $8 billion U.S. market at wholesale prices and includes undecorated or “blank” T-shirts, sweatshirts, polo shirts, outerwear, caps, bags and other imprintable accessories that are decorated for various purposes. We purchase product from more than 70 suppliers, including Russell, Fruit of the Loom, Hanes, Anvil and Gildan. Retail brand suppliers include Adidas Golf and Champion. We added Alternative Apparel and Dickies as retail brands to our 2008 assortment and Rossignol and Dickies Chef to our 2009 assortment. In addition to purchasing from these distribution suppliers, we develop and source products from over 13 countries to support our private label brands, which include the Devon & Jones, Chestnut Hill, Authentic Pigment, Harriton, HYP and Harvard Square brands. Our products are sold to over 75,000 customers, primarily advertising specialty companies, screen printers, embroiderers and specialty retailers who decorate our blank product with corporate logos, brands and other images. Our decorator customers then sell imprinted sportswear and accessories to a highly diversified range of end-consumers, including Fortune 1000 companies, sporting venues, concert promoters, athletic leagues, educational institutions and travel resorts. We believe our end-consumers are increasingly recognizing imprintable sportswear and accessories as highly differentiated, cost-effective advertising and promotional tools that help them grow their respective businesses and brand images. As a result, imprintable sportswear unit volume has grown significantly over the last ten years, increasing at a compound annual growth rate of approximately 6%.

Gross profit declined in the fourth quarter of 2008 compared to 2007. Management believes that gross profit will continue to decline for at least part of 2009 compared to same periods in 2008 due to the softened demand for our products. While we remain optimistic about our ability to continue to grow sales of lower-priced products, we are concerned about continuing declines in demand for higher-priced products.

Beginning in the forth quarter of fiscal 2008, we began to face increased challenges related to our liquidity. We attribute these challenges to the following factors:

•	deterioration in economic conditions;

•	decreasing levels of spending by our customers; and

•	a recent lack of vendor financing.

Further deterioration in economic conditions may continue to adversely affect our revenues and profits through reduced purchases of our products. In such circumstances, we may reduce prices on certain items, which would further adversely affect our profitability and liquidity and may inhibit our ability to finance our operations service our debt, manage our working capital or obtain additional capital.

Exchange Offer and Liquidity Considerations

During 2008, weakened economic conditions, largely attributable to the global credit crisis and erosion of consumer confidence, negatively impacted the markets in which we operate. As a result, we explored various strategic and financing alternatives This process culminated in the consummation on May 20, 2009 of an exchange offer for our $225.0 million aggregate principal amount of 11 1/4% Senior Notes due October 15, 2010 for $94.9 million of our newly issued 2013 Notes and a pro rata share of 96% of our outstanding common stock. Our stockholders who held our common stock prior to the Exchange Offer hold 4% of our currently outstanding common stock and received warrants to purchase 1,474,201 shares of our common stock in the Exchange Offer. Approximately $11.5 million in aggregate principal amount of the 2010 Notes remain outstanding. On May 20, 2009, in connection with the Exchange Offer, cancelled our previously outstanding Class A common stock and Class B common stock and converted our Class L common stock to a new single class of common stock and we converted to a Delaware corporation. See Note 3 to our Financial Statements included elsewhere in this Annual Report on Form 10-K for more information.

Following the exchange offer, there were $11.5 million in principal amount of 2010 Notes outstanding. These notes will mature on October 15, 2010, upon which the entire outstanding principal amount of the 2010 Notes, together with accrued and unpaid interest, will become due and payable. As of December 27, 2008, we had $2.8 million in cash. If the maturity date occurs at a time when we do not have the funds to fulfill these obligations or other arrangements prohibit us from repaying the 2010 Notes, we would try to obtain waivers of such prohibitions from the lenders under those arrangements, or we could attempt to refinance the borrowings that contain the restrictions. If we could not obtain the waivers or refinance these borrowings, we would be unable to repay the 2010 Notes, which if uncured would cause a default under our revolving credit facility, which would likely cause us to file for bankruptcy.

Acquisitions and Related Cost Savings

In September 2003, we acquired all of the outstanding capital stock of Alpha pursuant to a stock purchase agreement entered into in July 2003. Immediately after consummation of the acquisition, Alpha and its subsidiaries were merged with and into Broder Bros., Co., except for ASHI, Inc., which became a direct, wholly owned subsidiary of the Company until it also was subsequently merged with and into Broder Bros., Co. in 2005. The total cash consideration in the acquisition was $246.5 million. The aggregate cash costs of the acquisition, together with the funds necessary to refinance certain existing indebtedness and pay the related fees and expenses, were financed by $76.0 million of new equity contributed by Bain Capital, management and other investors; borrowings of $92.0 million under a $175.0 million revolving credit facility; and net proceeds from the issuance and sale of $175.0 million of 2010 Notes.

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

RESULTS OF OPERATIONS

We operate on a 52- or 53-week year basis with the fiscal year ending on the last Saturday of December. For convenience, the financial information included in this Annual report on Form 10-K has been presented as ending on the last day of the nearest calendar month. Fiscal years 2008, 2007 and 2006 each consisted of 52 selling weeks. Tables and other data in this section may not total due to rounding.

The following table sets forth the amounts and the percentages of net sales that items in the statement of operations constitute for the periods indicated:

Fiscal Year 2008 Compared to Fiscal Year 2007

	Fiscal Year Ended December 31,
	2008		2007		Increase/ (Decrease)
	(dollars in millions)
Net sales	$926.1	100.0%	$929.1	100.0%	$(3.0)	(0.3)%
Cost of sales (exclusive of depreciation and amortization as shown below)	762.1	82.3	762.9	82.1	(0.8)	(0.1)

Gross profit	164.0	17.7	166.2	17.9	(2.2)	(1.3)
Warehousing, selling and administrative expenses	127.7	13.8	137.3	14.8	(9.6)	(7.0)
Depreciation and amortization	18.0	1.9	20.1	2.2	(2.1)	(10.4)

	Fiscal Year Ended December 31,
	2008		2007		Increase/ (Decrease)
	(dollars in millions)
Restructuring and asset impairment charges	2.7	0.3	13.0	1.4	(10.3)	(79.2)
Goodwill and trade name impairment charge	62.5	6.7	87.3	9.4	(24.8)	(28.4)

Loss from operations	(46.9)	(5.1)	(91.5)	(9.8)	44.6	(48.7)
Interest expense, net	35.7	3.9	38.4	4.1	(2.7)	(7.0)
Income tax benefit	(13.7)	(1.5)	(5.8)	(0.6)	(7.9)	136.2

Net loss	$(68.9)	(7.4)%	$(124.1)	(13.4)%	$55.2	(44.5)%

Net Sales. Net sales decreased by approximately $3.0 million, or 0.3%, from $929.1 million for the year ended December 29, 2007 to $926.1 million for the year ended December 27, 2008. This decrease resulted from the combination of a decrease in unit volume (estimated impact of $25.2 million) partially offset by an increase in average selling prices and product mix (estimated impact of $22.2 million).

Gross Profit. Gross profit decreased by $2.2 million, or 1.3%, from $166.2 million for the year ended December 29, 2007 to $164.0 million for the year ended December 27, 2008. The decrease in gross profit was attributable to lower unit volumes partially offset by higher gross profit per unit. Gross margin was 17.7% and 17.9% for the years ended December 27, 2008 and December 29, 2007, respectively.

Warehousing, Selling and Administrative Expenses (Including Depreciation and Amortization). Warehousing, selling and administrative expenses, including depreciation and amortization, decreased $11.7 million, or 7.4%, from $157.4 million for the year ended December 29, 2007 to $145.7 million for the year ended December 27, 2008. The decrease was primarily the result of: (i) approximately $7.1 million of incremental travel and training costs and duplicative rent expense associated with the opening of multi-branded distribution centers that were recorded in the year end December 29, 2007; (ii) $2.7 million in reduced marketing expense related to the sweepstakes promotion which took place in the prior year; (iii) and $2.4 million in lower variable distribution center operations expense as our new distribution centers operated more efficiently in the current year; (iv) approximately $2.1 million in lower depreciation and amortization resulting from higher depreciation due to fixed asset additions in our new multi-branded distribution centers, partially offset by less amortization expense due to definite-lived intangible assets which have become fully amortized ; (v) $1.5 million in lower net catalog expense; (vi) $1.2 million in lower customer service variable expense; (vii) $1.1 million in lower bonus expense; (viii) $1.1 million in lower employee medical benefits expense; partially offset by (ix) $3.0 million in higher bad debt expense; (x) $1.9 million in higher selling expenses consisting of salaries and benefits for regional sales managers and higher sales commissions expenses primarily as a result of the hiring of regional sales managers in late 2007 and early 2008; (xi) $1.4 million in higher rent expense; and (xii) $1.1 million in higher marketing events expense, partially offset by $0.4 million in lower trade show expense.

Restructuring and Asset Impairment Charges, Net. As more fully described in Note 15 to the Financial Statements included in this Form 10-K, we recorded restructuring charges of $2.7 million and $13.0 million during the years ended December 27, 2008 and December 29, 2007, respectively. During the year ended December 27, 2008 such restructuring charges consisted of $1.1 million in severance charges, $0.7 million in interest accretion and $1.4 million resulting from changes in sublease assumptions partially offset by a reduction to the restructuring charge of approximately $0.5 million as the Company executed a buyout agreement for its Stafford, TX distribution center. The severance expense includes approximately $1.0 million related to a workforce reduction announced by the Company in December 2008. The restructuring charges recorded during the year ended December 29, 2007 consisted of $12.8 million in lease termination and other costs plus $1.7 million in severance and related benefits charges resulting from our distribution center consolidation initiative, offset by a $1.5 million reversal of restructuring charges previously recorded due to executing a sublease for our La Mirada, CA distribution center in excess of the amount originally estimated.

Goodwill and Trade Name Impairment Charges. Following the Company’s fiscal 2008 annual test for impairment, we determined that the full amount of the remaining goodwill on the Alpha and Broder divisions had become impaired. As a result of weakened demand for the Company’s products in the fourth quarter of fiscal 2008 and anticipated weakened demand in 2009 relative to the same periods in fiscal 2008, the Company recorded non-cash impairment charges of $39.0 million and $11.9 for goodwill on its Alpha and Broder divisions, respectively, in the fourth quarter of 2008. In addition, following the Company’s fiscal 2008 annual test for impairment of its Alpha Trade Name asset, we determined that an impairment in value had occurred and we recorded a non-cash impairment charge of $11.6 million in the fourth quarter of 2008. Following the Company’s fiscal year 2007 annual test for goodwill impairment, we determined that a change in the composition of the Alpha division’s tangible and intangible assets had occurred. Due primarily to an increase in the value of Alpha’s tangible assets, the Alpha division recorded a non-cash goodwill impairment charge of $87.3 million during the fourth quarter 2007. These non-cash impairment charges do not affect the Company’s compliance with any covenants under the agreements governing its indebtedness, including the 2010 Notes.

Income (Loss) from Operations. As a result of the factors described above, loss from operations decreased by approximately $44.6 million, from a loss of $91.5 million for the year ended December 29, 2007 to a loss of $46.9 million for the year ended December 27, 2008.

Interest Expense. Interest expense, net was $35.7 million and $38.4 million for the years ended December 27, 2008 and December 29, 2007, respectively. The reduced interest expense is due primarily to the lower weighted average interest rate during the year ended December 27, 2008, partially offset by higher debt balances.

Income Taxes. The income tax benefit was approximately $13.7 million for the year ended December 27, 2008 compared with an income tax benefit of $5.8 million for the year ended December 29, 2007. The difference between the U.S. federal statutory rate and the effective benefit rate relates primarily to the valuation allowance recorded during the quarter. Due to our continued net operating losses and our net deferred tax asset position, we recorded a $14.6 million increase to our valuation allowance during the year ended December 27, 2008. The valuation allowance for deferred tax assets relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which requires that a valuation allowance be established and maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The Company recorded an additional increase to the valuation allowance of $14.6 million during the year ended December 27, 2008 which is primarily attributable to the impairment of tax deductible goodwill and management’s decision to reclassify the Alpha trade name from an indefinite lived intangible asset to a definite lived intangible asset starting in the first quarter of fiscal 2009. The associated deferred tax liability related to the Alpha trade name was previously treated as a naked credit and not included in the netting of deferred tax assets and liabilities. As a result of the change in the life of the Alpha trade name, there is now a defined period of time related to the reversal of the deferred tax liability. Management considered this future source of income when determining the yearend deferred taxes and valuation allowance.

Net Loss. As a result of the factors described above, net loss decreased by $55.2 million from a net loss of $124.1 million for the year ended December 29, 2007 to a net loss of $68.9 million for the year ended December 27, 2008.

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

Restructuring and Asset Impairment Charges, net. As more fully described in Note 15 to the Financial Statements included elsewhere in this Form 10-K, we recorded restructuring charges of $13.0 million and $4.1 million during the years ended December 29, 2007 and December 30, 2006, respectively. The restructuring charges recorded during the year ended December 29, 2007 consisted of $12.8 million in lease termination and other costs plus $1.7 million in severance and related benefits charges resulting from our distribution center consolidation initiative, offset by a $1.5 million reversal of restructuring charges previously recorded due to executing a sublease for our La Mirada, CA distribution center in excess of the amount originally estimated.

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

During fiscal 2006, restructuring charges consisted of $3.1 million related to the distribution center consolidation of our Texas, California and Midwest markets, $0.5 million in call center closure costs and $0.4 million of cash severance and related benefit payments due to the consolidation of call centers from seven to three. We also recorded a $0.1 million reversal of severance and benefit costs related to the NES corporate staff reductions that were previously recorded.

Goodwill Impairment Charge. Following the Company’s fiscal year 2007 annual test for goodwill impairment, we determined that a change in the composition of the Alpha division’s tangible and intangible assets had occurred. Due primarily to an increase in the value of Alpha’s tangible assets, the Alpha division recorded a non-cash goodwill impairment charge of $87.3 million during the fourth quarter 2007. As of December 29, 2007, we had remaining goodwill of approximately $51.3 million and indefinite-lived intangible assets of $35.6 million. This non-cash goodwill impairment charge does not affect the Company’s compliance with any covenants under the agreements governing its indebtedness, including the 2010 Notes.

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

Cash Flows

Fiscal year 2008 compared to fiscal year 2007. Net cash used in operating activities was $8.8 million for fiscal 2008 compared with cash provided by operating activities of $21.1 million for fiscal 2007. The decrease in cash flows from operating activities was principally due to an increase in the inventory balance of $43.2 million in fiscal 2008 compared with a decrease of $41.5 million in fiscal 2007, partially offset by an increase in accounts payable of $30.2 million in fiscal 2008 compared with a decrease of $5.8 million in the prior year and a lower net loss, excluding the non-cash impairment charges of $62.5 million, of $6.4 million in fiscal 2008 compared with a loss, excluding the non-cash goodwill impairment charge of $87.3 million, of $36.8 million in the fiscal 2007.

Net cash used in investing activities was $2.8 million and $8.5 million for fiscal 2008 and 2007, respectively. The decrease is primarily due to lower fixed asset expenditure in fiscal 2008.

Net cash provided by financing activities was approximately $9.7 million for fiscal 2008 compared to net cash used financing activities of $12.3 million for fiscal 2007. The change in cash flows from financing activities is primarily attributable to the change to net borrowing on our revolving credit facility of $47.3 million during fiscal 2008 compared to net repayments of $7.7 million in fiscal 2007 partially offset by a decrease in our book overdraft position of $32.8 million in fiscal 2008 compared to a decrease of $1.7 million in fiscal 2007. Borrowings against the revolving credit facility support our inventory purchases and other working capital requirements.

Fiscal year 2007 compared to fiscal year 2006. Net cash provided by operating activities was $21.1 million for fiscal 2007 compared with cash used in operating activities of $1.1 million for fiscal 2006. The increase in cash flows from operating activities was principally due to a reduction in the inventory balance of $41.5 million in fiscal 2007 compared with an increase of $8.7 million in fiscal 2006. This increase was partly offset by an increase in the net loss, net of the non-cash goodwill impairment charge of $87.3 million, of $36.8 million in fiscal 2007 compared with $7.7 million in fiscal 2006.

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

Liquidity Position

In August 2006, we entered into an amended and restated credit agreement (“Credit Agreement”) which provided for aggregate revolver borrowings of up to $225.0 million (subject to borrowing base availability), including a provision for up to $25.0 million of letters of credit. In April 2009, we entered into an amendment, waiver and consent (the “First Amendment”) of our revolving credit facility, which reduced the commitment to $200.0 million. As of December 31, 2008, outstanding borrowings on the Credit Agreement were $150.0 million, and outstanding letters of credit were $10.7 million, which left $35.9 million of available borrowing capacity as determined by borrowing base availability.

We have relied primarily upon cash flow from operations and borrowings under our revolving credit facility to finance operations, capital expenditures and debt service requirements. Borrowings and availability under the revolving credit facility fluctuate due to seasonal demands. Historical borrowing levels have reached peaks during the middle of a given year and low points during the last quarter of the year.

Historically, our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, allowed us to meet our obligations during the seasonal low period, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures and other needs of the business.

Our business is sensitive to the business cycle of the national economy. Deterioration in general economic conditions adversely affect demand for our products, and cause sales of our products to decrease. In addition, slowdowns in economic activity result in our customers shifting their purchases towards lower-priced products, such as T-shirts, which adversely affects gross profit margin. The current economic downturn has negatively impacted the imprintable sportswear market, causing a dramatic decrease in sales during the fourth quarter of 2008 which continued into 2009. In 2008, the market for imprintable activewear shrank by at least 6%. It shrank at least 11% in the fourth quarter of 2008 and 18% in the first quarter of 2009. Such conditions are not expected to improve significantly in the near-term. The current economic crisis has caused many of our customers to cancel or scale back corporate events and purchases of products such as those we sell. This reduced customer demand has adversely affected our revenues and operating profits through reduced purchases of our products despite our reduction in operating expenses resulting from the execution of several cost reducing initiatives.

During fiscal year 2008, cash flow from operating activities decreased $29.9 million compared to fiscal 2007. This decrease in cash flow from operating activities has resulted in significant challenges to liquidity. During the fourth quarter of 2008, adverse economic conditions coupled with a decline in revenues, gross profits and operating margins described above, as well as uncertainty about our ability to make a $12.7 million interest payment due on April 15, 2009, resulted in reduced trade credit terms from several of our key suppliers. The reduction in trade credit led to lower inventory levels, which reduced our borrowing capacity under our revolving credit facility.

On March 30, 2009, we filed a Form 12b-25 with the SEC indicating that we were unable to file our Form 10-K for our fiscal year ended December 27, 2008 within the time period prescribed by the SEC without unreasonable effort or expense because we were devoting substantial resources in addressing our liquidity needs in light of recent and ongoing adverse economic and industry conditions. The failure to deliver financial statements by April 6, 2009 constituted a default under our existing revolving credit facility.

On March 31, 2009, we announced that we were negotiating with an ad hoc committee of holders of its 2010 Notes regarding a refinancing transaction designed to enhance our near-term liquidity, reduce our cash interest payments and improve our working capital. We explored various strategic and financing alternatives, including filing of a voluntary petition under Chapter 11 of the Bankruptcy Code, and had retained legal and financial advisors to assist in this regard. We also commenced discussions with certain of our major vendors to address our liquidity and capital requirements.

On April 9, 2009, we entered into an amendment, waiver and consent (the “First Amendment”) of our Amendment and Restated Credit Agreement (“Credit Agreement”) (as amended and waived, the “Revised Credit Agreement”). Pursuant to the terms of the First Amendment, the commitment under the Revised Credit Agreement was reduced from $225 million to $200 million, and the borrowing base was amended to provide for a seasonal stretch tranche (previously $20 million) of up to $13.5 million, through April 30, 2009 and up to $10.0 million through May 31, 2009. No seasonal stretch is provided for after June 1, 2009. The First Amendment also provided lender consent to the general terms of an Exchange Offer with respect to our 2010 Notes, waived certain defaults which have occurred or may occur before the Exchange Offer closed and permitted a change of control which may arise in connection with the Exchange Offer. The First Amendment included a waiver of our requirement to deliver our consolidated financial statements without a “going concern” opinion until May 15, 2009. On April 15, 2009, we defaulted on the interest payment required to be made by us under the 2010 Notes.

On April 17, 2009, we launched the Exchange Offer for all of our outstanding $225.0 million aggregate principal amount of 2010 Notes. In exchange for their 2010 Notes, note holders who participated in the exchange (the “Participating Note Holders”) were entitled to receive our newly issued 12%/15% Senior Payment-in-Kind Toggle Notes due 2013 and a pro-rata share of our newly issued common stock.

On April 28, 2009, we entered into a second amendment (the “Second Amendment”) and a third amendment (the “Third Amendment”) with respect to our Revised Credit Agreement. The Second Amendment extended, until May 26, 2009, the date on which we must deliver our audited financial statements for fiscal 2008 to the Revised Revolver Facility lenders. The Third Amendment permitted us to change the consent payment being offered in connection with the Exchange Offer.

On May 20, 2009, we completed the exchange offer for our $225.0 million aggregate principal amount of 11 1/4% Senior Notes due October 15, 2010 for $94.9 million of our newly issued 2013 Notes and a pro rata share of 96% of our outstanding common stock. Our stockholders who held our common stock prior to the Exchange Offer hold 4% of our currently outstanding common stock and received warrants to purchase approximately 1.4 million shares of our common stock in the Exchange Offer. We issued $94.9 million in aggregate principal amount of 2013 Notes in connection with the Exchange Offer and approximately $11.5 million in aggregate principal amount of the 2010 Notes remain outstanding. The 2010 Notes mature on October 15, 2010. The noteholders who did not participate in the Exchange Offer were paid the April 15, 2009 interest payment on May 15, 2009 thereby curing the default for failure to pay the interest on the April 15, 2009 due date.

The indenture governing the 2013 Notes, among other things, (1) restricts our ability and our subsidiaries, including the guarantors of the 2013 Notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (2) prohibits certain restrictions on the ability of certain of our subsidiaries, including the guarantors of the 2013 Notes, to pay dividends or make certain payments to us and (3) places restrictions on our ability and our subsidiaries, including the guarantors of the 2013 Notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to the 2013 Notes also contains various covenants which limit the management’s discretion in the operation of our businesses.

Noteholders of the 2010 Notes who participated in the Exchange Offer consented to the proposed amendments to waive any and all existing defaults and events of default that have arisen or may arise under the existing indenture, eliminate substantially all of the covenants in the existing indenture governing our actions, other than the covenants to pay principal of and interest on the 2010 Notes when due, and eliminate or modify the related events of default. The waivers relate to defaults that have arisen from our failure to make the interest payment due and payable on April 15, 2009, to file our Annual Report on Form 10-K for fiscal 2008 within the time period prescribed by the SEC’s rules and regulations and to provide the trustee notice of these defaults. Noteholders for the 2010 who did not participate in the Exchange Offer retain the right to collect interest due on the 2010 Notes until maturity and to collect the principal amount when due in October 2010.

Going Concern and Covenant Compliance

Following completion of the series of transactions described above which were designed to obtain stable bank financing and stable bond financing, our management believes that we can achieve stable vendor financing. Subsequent to the May 15, 2009 announcement that approximately 95% of the 2010 were validly tendered and not withdrawn, key suppliers increased credit limits and began shipping significant amounts of inventory on commercially reasonable terms. None of our key suppliers require us to pay cash in advance or cash on delivery.

Management believes that we have the ability to manage cash flow and working capital levels, particularly inventory and accounts payable, to allow us to meet our current and future obligations during the seasonal low point in June 2009, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures and other needs of the business for at least fiscal 2009. Management believes we have the ability to continue as a going concern due to having evaluated various scenarios using a detailed liquidity model. The model is used to project liquidity and availability under the Revised Credit Agreement, including factors affecting liquidity, such as management of working capital, the borrowing base and financial performance. The model also tracks historical liquidity and borrowing base availability.

Management believes that the assumptions with respect to our performance relative to the market are consistent with the overall market (in 2008, the market for imprintable activewear shrank by at least 6% and it shrank at least 11% in the fourth quarter of 2008 and 18% in the first quarter of 2009) and we have the ability to outperform our competitors in fiscal 2009 as we had done during fiscal 2008. In addition, we expect to generate cash flow through working capital by selling inventory on hand.

The following key assumptions were used in evaluating our ability to continue as a going concern: year-over-year revenue and margin declines of 20% and 200 basis points, respectively; operating expenses in line with the actual performance, which includes the impact of fixed headcount reductions of approximately 140 and 60 employees in December 2008 and March 2009, respectively; approximately $7 million of cash disbursements for capital expenditures and capital lease obligations; cash interest payments that considers the impact of the 2010 Notes that remain outstanding and the increase in interest on the revolving credit facility following the amendment executed on April 9, 2009; and commercially reasonable payment terms to our trade creditors. Based on these assumptions and sensitivities to these assumptions, we expect to remain in compliance with the fixed charge coverage ratio covenant included in our Revolving Credit Agreement during fiscal 2009.

In the event that year-over-year revenue and margin declines are greater than 20% and 200 basis points, we believe we have the ability to manage through the additional liquidity constraints by further reducing our variable operating expenses, including personnel costs to operating our distribution centers and call centers, and controlling the timing of certain of our cash disbursements due to a change in the Revolving Credit Agreement. Our fulfillment costs are very responsive to volume and we have taken action to reduce our fixed operating expenses. In addition, whereas payables aged greater than 30 days past due per the terms of the original invoice date were required to be deducted from the borrowing base, the First Amendment to the Revolving Credit Agreement eliminated that requirement.

Our revolving credit facility and the indenture that governs the 2013 Notes impose restrictive covenants on us. See Note 18. The agreement governing the revolving credit facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios and satisfy other financial condition tests. Based on our assumptions and alternative scenarios to these assumptions, we expect to remain in compliance with the fixed charge coverage ratio covenant included in our Revolving Credit Agreement during fiscal 2009.

Our ability to comply with these ratios may be affected by events beyond management’s control. A breach of any of these restrictive covenants or the inability to comply with the required financial ratios could result in a default under the agreement governing the revolving credit facility. If a default occurs, the lenders under the revolving credit facility may elect to declare all borrowings outstanding, together with all accrued interest and other fees, to be immediately due and payable which would result in an event of default under the 2013 Notes. The lenders would also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we were unable to repay outstanding borrowings when due, the lenders under the revolving credit facility will also have the right to proceed against our collateral, including available cash, granted to them to secure the indebtedness. If the indebtedness under the revolving credit facility or 2013 Notes were to be accelerated, our assets might not be sufficient to repay in full that indebtedness and our other indebtedness, which would likely cause us to file a voluntary petition under Chapter 11 of the Bankruptcy Code.

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

OFF- BALANCE SHEET ARRANGEMENTS

As of December 31, 2008, the revolving credit facility contained a provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the revolving credit agreement of $225.0 million and we had approximately $10.7 million of outstanding letters of credit related to commitments for the purchase of inventory. In April 2009, we entered into an amendment, waiver and consent (the “First Amendment”) of our revolving credit facility, which reduced the commitment to $200.0 million.

We purchase product in the normal course through the use of short term purchase orders representing quantities for normal business needs at current market prices.

CONTRACTUAL CASH OBLIGATIONS

The following table presents the aggregate amount of future cash outflows under our contractual cash obligations and commercial commitments as of December 31, 2008:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(dollars in millions)
Revolving credit facility	$150.0	$—	$150.0	$—	$—
2010 Notes(1)	225.0	—	225.0	—	—
Operating lease obligations(2)	112.3	17.9	33.1	28.3	33.0
Capital lease obligations	10.5	5.6	4.8	—	—
Expected interest payments(3)	45.4	25.3	20.1	—	—
Other(4)	0.5	0.5	—	—	—

Total contractual cash obligations	$543.7	$49.3	$433.0	$28.3	$33.0

(1)

Amounts shown do not include $0.5 million of unamortized premium that will be amortized over the term of the 2010 Notes. On May 20, 2009 the Company exchanged $213.5 million of its 2010 Notes for approximately $94.9 million of 2013 Notes and 96% of the Company’s issued and outstanding common stock. Approximately $11.5 million of the 2010 Notes remain outstanding.

(2)	Operating lease payments have not been reduced by minimum sublease rentals of $2.7 due to the Company in the future under noncancelable subleases.
(3)

Represents expected interest payments for the life of our 2010 Notes. The amounts included in this table exclude any interest payments which may be made related to our revolving credit facility. If the December 27, 2008 weighted average interest rate of 4.8% and balance outstanding of $150.0 million were to remain constant throughout the remainder of the revolving credit facility, our total future interest payments under the facility would be approximately $19.2 million. The expected payments on our 2010 Notes were calculated using the principal amount of the notes outstanding of $225.0 million, the stated interest rate of 11.25% and the semi-annual payment dates of April 15 and October 15 of each year. Following the Exchange Offer, we have $11.5 million of 2010 Notes outstanding, which will result in $1.3 million in interest during fiscal 2010, and we have $94.9 million of 2013 Notes outstanding, which are 12%/15% payment-in kind notes. The 2013 notes will result in $11.4 million in interest during fiscal years 2010 through 2013 if paid in cash.

(4)	Represents note payable related to lease buy-out agreement.

We also have obligations related to uncertain income tax provisions. For more information, see Note 12 to the financial statements.

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

During 2008, first quarter net sales were approximately 21.2% of the total for the year and first quarter gross profit was approximately 20.3% of the total for the year. During fiscal year 2008, excluding the goodwill and trade name impairment charge of $62.5 million recorded in the fourth fiscal quarter, we earned combined operating income of $19.6 million in the second, third and fourth quarters compared to full year operating income of $15.6 million.

We have historically realized, and expect to continue to realize, slightly higher gross profit in the second half of the fiscal year. On a combined basis for Broder, Alpha and NES for 2006, 2007 and 2008, approximately 51% of the Company’s net sales and gross profit occurred in the second half of the year. This seasonality is primarily a result of the sale of higher priced products during the second half of the year, such as sweatshirts and winter-oriented outerwear.

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

You should understand that various factors, in addition to those discussed elsewhere in this document, could affect our future results and could cause results to differ materially from those expressed in such forward-looking statements, including:

•	If our cash provided by operating and financing activities continues to be insufficient to fund our cash requirements, we could face substantial liquidity problems.

•	Slowdowns in general economic activity have detrimentally impact our customers and will likely continue to have an adverse effect on our sales and profitability.

•

Our ability to access the credit and capital markets may be adversely affected by factors beyond our control, including turmoil in the financial services industry, volatility in financial markets and general economic downturns.

•	Our industry is highly competitive and if we are unable to compete successfully we could lose customers and our sales may decline.

•	Disruption in our distribution centers could adversely affect our results of operations.

•

Any disruption in the ability of our suppliers to deliver products to us or a decrease in demand for their products could have an adverse effect on our results of operations and damage our customer relationships.

•	Our relationships with most of our suppliers are terminable at will and the loss of any of these suppliers could have an adverse effect on our sales and profitability.

•	We do not have any long-term contracts with our customers and the loss of customers could adversely affect our sales and profitability.

•	We must successfully predict customer demand for our private label products to succeed.

•	We rely significantly on one shipper to distribute our products to our customers and any service disruption could have an adverse effect on our sales.

•	If any of our distribution facilities were to unionize, we would incur increased risk of work stoppages and possibly higher labor costs.

•	Loss of key personnel or our inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.

•	We may incur restructuring or impairment charges that would reduce our earnings.

•	We may not successfully identify or complete future acquisitions or establish new distribution facilities, which could adversely affect our business.

•	As a result of our Exchange Offer, holders of our 2010 Notes have the right to appoint a majority of our board of directors;

•	Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations;

•	Our failure to comply with restrictive covenants contained in our revolving credit facility or the indentures governing our 2013 Notes could lead to an event of default under such instruments; and

•	Despite current anticipated indebtedness levels and restrictive covenants, we may incur additional indebtedness in the future.

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

As of December 27, 2008, we had $150.0 million of debt outstanding under our revolving credit facility. Our revolving credit facility is subject to variable interest rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the December 27, 2008 level of borrowings, and further considering the interest rate protection agreement which was in place through October (see following paragraph), we estimate that a one percentage point increase in interest on our variable rate debt agreements would have increased interest expense for fiscal 2008 by approximately $1.4 million. If the interest rate protection agreement had not been in place for any portion of the year, the increased interest expense for fiscal 2008 would have been approximately $1.5 million.

We had entered into interest rate protection agreements whereby we contracted to pay a fixed interest rate in exchange for receipt of a variable rate. The $10.0 million notional principal amount under the interest rate protection agreement terminated in October 2008 and has not been renewed. We elected not to apply hedge accounting for the interest rate protection agreement. Accordingly, we recorded our interest rate swap at fair value on the balance sheet and recorded gains and losses on this contract as well as the periodic settlements of this contract through our statement of operations. We recorded other income (expense) of approximately $0.2 million, $0.1 million and ($0.3) million during the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008 and 2007, we had outstanding $225.0 million of our 2010 Notes. We believe that the fair value of our 2010 Notes approximated $49.5 million and $173.3 million at December 31, 2008 and 2007, respectively, based on quoted market values of the instruments.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to the Financial Statements included in Item 8 of this Form 10-K. While all significant accounting policies are important to our financial statements, some of these policies may be viewed as being critical. Such policies are those that are both most important to the portrayal of our financial condition and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe our most critical accounting policies are as follows:

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

Income Taxes. The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires an asset and liability approach which requires the recognition of deferred income tax assets and deferred income tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. No valuation allowance was recorded as of December 31, 2006 since the Company had sufficient deferred tax liabilities to shield its deferred tax assets and was not relying on projected, future taxable income to be able to realize its deferred tax assets. Due to the Company’s continued net operating losses and its net deferred tax asset position, the Company recorded a valuation allowance of $14.6 million and $15.6 million during fiscal 2008 and 2007 respectively.

Goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company has three reporting units consisting of its Alpha, Broder, and NES divisions. The Company’s goodwill was allocated between the Alpha and Broder reporting units. The Company tested goodwill for impairment as of December 29, 2007 and concluded that, due primarily to an increase in the value of Alpha’s tangible assets, the Alpha division recorded a non-cash goodwill impairment charge of $87.3 million during the fourth quarter 2007. After this impairment charge, as of December 29, 2007, we had remaining goodwill of approximately $50.9 million.

The Company performed the first step of the two-step impairment test and compared the fair value of its Alpha and Broder reporting units to their respective carrying values. Consistent with the Company’s approach in its annual impairment testing, in assessing the fair value of the reporting unit, the Company used equal weighting of two methods: the market approach and income approach. Under the market approach, the fair value of the reporting is based on comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization (EBITDA). Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows of each reporting unit discounted at rates consistent with the cost of capital specific to the reporting unit. If the carrying value of the reporting unit exceeds the indicated fair value of the reporting unit, a second analysis is performed to measure the fair value of all assets and liabilities. If, based on the second analysis, it is determined that the implied fair value of the goodwill of the reporting unit is less than the carrying value, goodwill is considered impaired.

As a result, of the weakened economy and associated demand for the Company’s products in the fourth quarter 2008 and anticipated weakened demand in 2009, the anticipated cash flows for the Alpha and Broder reporting units have declined significantly. As a result, the carrying value of the two reporting units was greater than the calculated fair values in step one of the goodwill impairment test. In step two of the impairment test, the Company determined the implied fair value of the goodwill and compared it to the carrying value of the goodwill. The Company allocated the fair value of the reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the Alpha and Broder reporting units was the price paid to acquire the reporting unit. The excess of the fair value of the reporting units over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The Company’s step two analysis resulted in no implied fair value of goodwill, and therefore, the Company recognized an impairment charge of $39.0 million and $11.9 million respectively for the Alpha and Broder reporting units, representing a write off of the entire amount of the Company’s previously recorded goodwill.

Intangible Assets. Intangible assets are assets acquired that lack physical substance and that meet the specified criteria for recognition apart from goodwill. Intangible assets acquired are comprised mainly of customer relationships and trade names / trademarks. The fair value of trade names / trademarks is estimated by the use of a relief from royalty method, which values an intangible asset by estimating the royalties saved through the ownership of an asset. The royalty, which is based on a reasonable rate applied against forecasted sales, is tax-effected and discounted to present value using a discount rate commensurate with the relative risk of achieving the cash flow. The fair value of acquired customer relationships is estimated by the use of an income approach known as the excess earnings method. The excess earnings method measures economic benefit indirectly by calculating residual profit attributable to an asset after appropriate returns are paid to complementary or contributory assets. The residual profit is tax-effected and discounted to present value at an appropriate discount rate that reflects the risk factors associated with the estimated income stream. Determining the useful life of an intangible asset requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives.

Management tests indefinite-lived intangible assets on at least an annual basis, or more frequently if necessary. In connection with the analysis, management tests for impairment by comparing the carrying value of intangible assets to its estimated fair value. Since quoted market prices are seldom available for intangible assets, we utilize present value techniques to estimate fair value. Common among such approaches is the “relief from royalty” methodology. This methodology estimates the direct cash flows associated with the intangible asset. Management must estimate the hypothetical royalty rate, discount rate, and residual growth rate to estimate the forecasted cash flows associated with the asset.

The Company historically had one indefinite lived intangible asset, the Alpha trade name. A discount rate of 14% was utilized in the impairment test. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows generated as a result of the respective intangible assets. A long-term growth rate of 4% was assumed which is consistent with the assumption used in the impairment test of the Alpha trade name during the fourth quarter of 2008. A royalty rate of 1.0% was assumed. Assumptions about royalty rates are based on the rates at which similar trademarks or technologies are being licensed in the marketplace.

This analysis indicated that the Alpha trade name was impaired by $11.6 million and this was charged to goodwill and trade name impairment charge during the fourth quarter of 2008. Had the fair value of each Company’s Alpha trade name been hypothetically lower than presently estimated by 10% as of December 27, 2008, the Alpha trade name would have been impaired by an additional $2.4 million.

The Company has concluded that the Alpha trade name is no longer an indefinite lived intangible asset and starting December 28, 2008 will begin to amortize the new carrying value of the trade name, $24 million at December 27, 2008, over a life of 9 years.

Long-lived assets, including finite-lived intangible assets (e.g., customer relationships), do not require that an annual impairment test be performed; instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. Triggering events include the likely (i.e., more likely than not) disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. Significant judgments in this area involve determining whether a triggering event has occurred and re-assessing the reasonableness of the remaining useful lives of finite-lived assets by, among other things, validating customer attrition rates.

Long-lived asset impairments. The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The carrying values of long-lived assets are evaluated whenever changes in circumstances indicate the carrying amounts of such assets may not be recoverable. In performing such reviews for recoverability, the Company compares the expected undiscounted cash flows to the carrying values of long-lived assets. If the expected undiscounted future cash flows are less than the carrying amounts of such assets, the Company recognizes an impairment loss for the difference between the carrying amount and its estimated fair value. Fair value is estimated using expected future cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a final Staff Position to allow for a one-year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend SFAS No. 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The Company has adopted SFAS No. 157 as of December 30, 2007 related to financial assets and financial liabilities and at December 27, 2008, the Company did not have any financial assets or liabilities which required the Company to apply the provisions of SFAS No. 157. As of December 28, 2008, the Company adopted the provisions of SFAS No. 157 with respect to non-financial assets and liabilities and this adoption did not have a material impact on the Company’s financial condition, results of operations and cash flows

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to measure at fair value, at specified election dates, many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. Subsequent changes in fair value will be required to be reported in earnings each reporting period. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 as of December 30, 2007 and has elected not to measure any additional financial instruments at fair value.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company has adopted the provisions of SFAS No. 160 as of December 27, 2008 and this adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Accordingly, the Company will ensure it meets the enhanced disclosure provisions of SFAS No. 161 upon the effective date for any outstanding derivative contracts.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), Business Combinations (“SFAS No. 141R”) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The application of FSP SFAS 142-3 did not have a material impact on the Company’s financial condition, results of operations and cash flows upon adoption; however, future transactions entered into by the Company will need to be evaluated under the requirements of this FSP

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

Sarbanes-Oxley Section 404 Compliance

We incur certain costs associated with being an SEC registrant because of covenants in the indenture governing our 2010 Notes. We are currently a “non-accelerated filer.” For the year ended December 27, 2008, under current rules, pursuant to Section 404(a) of the Sarbanes-Oxley Act, management is required to deliver a report that assesses the effectiveness of our internal controls over financial reporting. The SEC issued a release in June 2008, however, announcing that the Commission approved a one-year extension of the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor’s attestation report on management’s assessment report on internal controls over financial reporting. Under the SEC extension, the first auditor’s attestation report will be included with our annual report for the fiscal year ending on or after December 15, 2009.

As part of our ongoing emphasis on risk management and internal control, we will continue our efforts to identify business and fraud risks, to implement process enhancements, and to document and test the system of internal controls over key processes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Broder Bros., Co.

The following Financial Statements, and the related Notes thereto, of Broder Bros., Co. and Report of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K.

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Broder Bros., Co.:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Broder Bros., Co. (the “Company”) at December 27, 2008 and December 29, 2007, and the results of their operations and their cash flows for each of the fiscal three years in the period ended December 27, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 12 to the financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
May 21, 2009

Broder Bros., Co.

BALANCE SHEETS

December 27, 2008 and December 29, 2007

	2008	2007
	(dollars in thousands, except share amounts)
ASSETS
Current assets
Cash	$2,755	$4,634
Accounts receivable, net of allowance for doubtful accounts of $10,832 at December 27, 2008 and $6,847 at December 29, 2007	72,430	85,266
Finished goods inventory	235,547	191,800
Prepaid and other current assets	8,652	9,454
Deferred income taxes	3,180	3,484

Total current assets	322,564	294,638
Fixed assets, net	23,816	31,420
Goodwill	—	51,266
Other intangibles	33,698	51,722
Deferred financing fees, net	4,142	6,373
Other assets	4,739	1,813

Total assets	$388,959	$437,232

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt and capital lease obligations	$5,498	$4,946
Accounts payable	87,597	89,768
Accrued expenses	12,426	13,737
Payroll and benefit related liabilities	6,553	8,302
Accrued interest	5,800	6,612

Total current liabilities	117,874	123,365
Long-term debt and capital lease obligations, net of current portion	380,126	337,627
Deferred income taxes	3,375	17,124
Other long-term liabilities	14,239	17,236

Total liabilities	515,614	495,352
Redeemable Securities
Class B and L, Series 3 and 4 common stock	220	245

Commitments and contingencies
Shareholders’ equity
Class L, Series 1 common stock; par value $0.01 per share; 2,000,000 shares authorized; 963,637 shares issued and outstanding (aggregate liquidation preference of $44,009 and $38,941 as of December 27, 2008 and December 29, 2007, respectively)	10	10
Class L, Series 2 common stock; par value $0.01 per share; 2,000,000 shares authorized; 931,635 shares issued and outstanding (aggregate liquidation preference of $32,999 and $28,508 as of December 27, 2008 and December 29, 2007, respectively)	10	10
Class L, Series 3 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,778,057 shares issued and outstanding (aggregate liquidation preference of $126,874 and $112,261 as of December 27, 2008 and December 29, 2007, respectively)	28	28
Class L, Series 4 common stock; par value $0.01 per share; 4,000,000 shares authorized; 2,685,802 shares issued and outstanding (aggregate liquidation preference of $95,131 and $82,186 as of December 27, 2008 and December 29, 2007, respectively)	27	27
Class A, common stock; par value $0.01 per share; 15,000,000 shares authorized; 9,695,252 shares issued and outstanding	102	102
Class B, common stock; par value $0.01 per share; 35,000,000 shares authorized; 28,644,854 issued and outstanding	288	287

	2008	2007
	(dollars in thousands, except share amounts)
Warrants—Class L, Series 3	1,478	1,477
Additional paid-in capital	123,850	123,466
Accumulated other comprehensive income	—	1
Accumulated deficit	(249,457)	(180,587)
Treasury stock; 615,859 and 615,859 shares of Class A common stock; 315,694 and 308,132 shares of Class B common stock; 36,363 and 36,363 shares of Class L, Series 1 common stock; 35,156 and 35,156 shares of Class L, Series 2 common stock; 30,619 and 29,885 shares of Class L, Series 3 common stock; 29,598 and 28,889 shares of Class L, Series 4 common stock; 5,930 and 5,930 Class L, Series 1 warrants; and 1,512 and 1,430 Class L, Series 3 warrants, at cost, at December 27, 2008 and December 29, 2007, respectively	(3,211)	(3,186)

Total shareholders’ deficit	(126,875)	(58,365)

Total liabilities and shareholders’ deficit	$388,959	$437,232

The accompanying notes are an integral part of the financial statements.

Broder Bros., Co.

STATEMENTS OF OPERATIONS

For the Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

	2008	2007		2006
	(dollars in thousands)
Net sales	$926,074	$929,124		$959,268
Cost of sales (exclusive of depreciation and amortization included in warehousing, selling and administrative below)	762,047	762,971		778,549

Gross profit	164,027	166,153		180,719
Warehousing, selling and administrative	145,703	157,375		150,045
Restructuring and asset impairment charges	2,717	12,994		4,089
Goodwill and trade name impairment charges	62,504	87,261		—

Total operating expenses	210,924	257,630		154,134

Income (loss) from operations	(46,896)	(91,477	) )	26,585
Other (income) expense
Interest	35,974	38,512		40,093
Change in fair value of interest rate swaps	(246)	(96	) )	265

Total other expense	35,728	38,416		40,358

Loss before income taxes	(82,625)	(129,893)		(13,773)
Income tax benefit	(13,755)	(5,834)		(6,036)

Net loss	$(68,870)	$(124,059)		$(7,737)

The accompanying notes are an integral part of the financial statements.

Broder Bros., Co.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

	Common stock
	Shares (A)	Amount	Shares (L-1)	Amount	Shares (L-2)	Amount	Shares (L-3)	Amount	Shares (L-4)	Amount	Shares (B)	Amount
	(dollars in thousands)
Balance, December 31, 2005	9,695,252	$96	963,637	$10	931,635	$10	2,778,057	$28	2,685,802	$27	28,644,854	$286
Amortization of FAS 133 transition adjustment net of taxes of $7	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of stock upon redemption of redeemable securities (see Notes 3 and 5)	—	—	—	—	—	—	—	—	—	—	—	—
Exchange for treasury shares	—	6	—	—	—	—	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance, December 30, 2006	9,695,252	$102	963,637	$10	931,635	$10	2,778,057	$28	2,685,805	$27	28,644,854	$287
FIN-48 Adoption Amortization of FAS 133 transition adjustment net of taxes of $7	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of stock upon redemption of redeemable securities (see Notes 3 and 5)	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance, December 29, 2007	9,695,252	$102	963,637	$10	931,635	$10	2,778,057	$28	2,685,805	$27	28,644,854	$287
Amortization of FAS 133 transition adjustment net of taxes of $4	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of stock upon redemption of redeemable securities (see Notes 3 and 5)	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	1
Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance, December 27, 2008	9,695,252	$102	963,637	$10	931,635	$10	2,778,057	$28	2,685,805	$27	28,644,854	$288

	Warrants	Additional paid-in- capital	Accumulated other comprehensive income	Accumulated deficit	Treasury stock (See Note 3)		Total	Comprehensive income (loss)
					Shares	Amount
	(dollars in thousands)
Balance, December 31, 2005	1,472	120,807	(34)	(48,417)	310,773	(972)	73,313	(2,834)
Amortization of FAS 133 transition adjustment net of taxes of $7	—	—	19	—	—	—	19	19
Issuance of stock upon redemption of redeemable securities (see Notes 3 and 5)	5	319	—	—	—	—	324	—
Exchange for treasury shares	—	1,250	—	—	710,161	(2,037)	(780)	—
Stock-based compensation expense	—	504	—	—	—	—	504	—
Net loss	—	—	—	(7,737)	—	—	(7,737)	(7,737)

Balance, December 30, 2006	$1,477	$122,880	$(15)	$(56,154)	1,020,934	$(3,009)	$65,643	$(7,820)
FIN-48 Adoption				(374)			(374)
Amortization of FAS 133 transition adjustment net of taxes of $7	—	—	16	—	—	—	16	16
Issuance of stock upon redemption of redeemable securities (see Notes 3 and 5)	—	119	—	—	40,712	(177)	(58)	—
Stock-based compensation expense	—	467	—	—	—	—	467	—
Net loss	—	—	—	(124,059)	—	—	(124,059)	(124,059)

Balance, December 29, 2007	$1,477	$123,466	$1	$(180,587)	1,061,646	$(3,186)	$(58,365)	$(124,043)
Amortization of FAS 133 transition adjustment net of taxes of $4	—	—	(1)	—	—	—	(1)	(1)
Issuance of stock upon redemption of redeemable securities (see Notes 3 and 5)	1	25	—	—	9,087	(25)	2	—
Stock-based compensation expense	—	359	—	—	—	—	359	—
Net loss	—	—	—	(68,870)	—	—	(68,870)	(68,870)

Balance, December 27, 2008	$1,478	$123,850	$—	$(249,457)	1,070,733	$(3,211)	$(126,875)	$(68,871)

The accompanying notes are an integral part of the financial statements.

Broder Bros., Co.

STATEMENTS OF CASH FLOWS

For the Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

	2008	2007	2006
	(dollars in thousands)
Cash flows from operating activities
Net loss	$(68,870)	$(124,059)	$(7,737)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	11,035	10,107	7,967
Amortization	8,405	11,034	16,887
Provision for losses on accounts receivable	5,239	2,231	923
Deferred income taxes	(14,055)	(5,746)	(6,091)
Stock-based compensation	360	466	504
Change in fair value of interest rate swaps	(246)	(96)	(265)
(Gain) loss on disposal of fixed assets	(143)	130	172
Goodwill and trade name impairment charges	62,504	87,261	107
Changes in operating accounts
Accounts receivable	7,597	(2,394)	949
Finished goods inventory	(43,217)	41,487	(8,744)
Prepaid and other current assets	(2,124)	859	459
Accounts payable	30,173	(5,822)	(10,845)
Accrued liabilities and other	(5,479)	5,679	4,638

Net cash (used in) provided by operating activities	(8,821)	21,137	(1,076)

Cash flows from investing activities
Acquisition of fixed assets	(3,032)	(8,460)	(8,892)
Proceeds from disposal of fixed assets	238	—	—
Acquisition of Amtex Imports Inc.	—	—	(6,754)

Net cash used in investing activities	(2,794)	(8,460)	(15,646)

Cash flows from financing activities
Borrowings on revolving credit agreement	535,500	469,500	498,700
Repayments on revolving credit agreement	(488,200)	(477,200)	(478,300)
Payments of principal on capital lease obligations	(4,728)	(2,751)	(1,216)
Payment of financing fees	—	—	(828)
Redemption of redeemable securities	(24)	(177)	(2,036)
Proceeds from payment of employee note receivable	—	—	463
Change in book overdraft	(32,812)	(1,685)	904

Net cash provided by (used in) financing activities	9,736	(12,313)	17,687

Net (decrease) increase in cash	(1,879)	364	965
Cash at beginning of year	4,634	4,270	3,305

Cash at end of year	$2,755	$4,634	$4,270

Supplemental disclosure of cash flow information
Interest paid	$34,559	$36,423	$34,931

Taxes paid, net of refunds	$146	$420	$170

Assets acquired as a result of capital lease obligations	$494	$8,977	$5,915

The accompanying notes are an integral part of the financial statements.

Broder Bros., Co.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Nature of Business

Broder Bros., Co. (the “Company”) is a national wholesale distributor of imprintable sportswear and accessories which include undecorated or “blank” T-shirts, sweatshirts, polo shirts, outerwear, caps, bags and other imprintable accessories that are decorated primarily for advertising and promotional purposes. Products are sold to screen printers, embroiderers and advertising specialty companies through eight distribution centers and ten Express locations, facilities offering pickup room service, strategically located throughout the United States. These customers decorate the Company’s products with corporate logos, brands and other images, and then sell the imprinted sportswear and accessories to a highly diversified range of end-customers including Fortune 1000 companies, sporting venues, concert promoters, athletic leagues, educational institutions and travel resorts.

In September 2003, the Company acquired all of the outstanding capital stock of Alpha Shirt Holdings, Inc. (“Alpha”), pursuant to a stock purchase agreement entered into in July 2003. In August 2004, the Company acquired all of the shares of beneficial interest of NES, a leading distributor of imprintable sportswear in New England. Immediately after consummation of the acquisitions, Alpha and its subsidiaries and NES and its subsidiary were merged with and into Broder Bros., Co., except for ASHI, Inc., which became a direct, wholly owned non-operating subsidiary of the Company until it also was subsequently merged with and into Broder Bros., Co. in 2005. In addition, the Company acquired substantially all of the assets of Amtex Imports Inc. in September 2006.

The Company operates on a 52/53-week year basis with the year ending on the last Saturday of December. The years ended December 27, 2008, December 29, 2007 and December 30, 2006 each consisted of 52 weeks. Fiscal periods are identified according to the calendar period that they most accurately represent. For example, the year ended December 27, 2008 is referred to herein as “fiscal 2008,” “fiscal year 2008” or “fiscal year ended December 31, 2008.”

Exchange Offer and Liquidity Considerations

During 2008, weakened economic conditions, largely attributable to the global credit crisis, and erosion of consumer confidence, negatively impacted the markets in which the Company operates. Significant factors including the deterioration of corporate profits and decreased corporate spending, equity market volatility, and rising unemployment levels resulted in consumers delaying, canceling or limiting purchases of our goods. As a result, the Company’s liquidity has been adversely affected. The Company has had difficulty in maintaining sufficient inventory levels due to some of its vendors limiting its trade credit. The Company was unable to make its interest payment on its 2010 Notes on April 15, 2009, and the holders of the 2010 Notes would have been able to accelerate the indebtedness outstanding under those notes if the Company had not completed the Exchange Offer. Additionally, current credit and capital market conditions combined with the Company’s credit ratings and recent history of operating losses and negative cash flows as well as projected industry and global economic conditions are likely to restrict the Company’s ability to access capital markets in the near-term and any such access would likely be at an increased cost and under more restrictive terms and conditions.

The Company explored various strategic and financing alternatives and has retained legal and financial advisors to assist in this regard. The Company also commenced discussions with certain of its major vendors to address its liquidity and capital requirements. This process culminated in the consummation on May 20, 2009 of an exchange offer for the Company’s $225.0 million aggregate principal amount of 11 1/4% Senior Notes due October 15, 2010 for $94.9 million of its newly issued 2013 Notes and a pro rata share of 96% of its outstanding common stock. The Company’s stockholders who held its common stock prior to the Exchange Offer hold 4% of its currently outstanding common stock and received warrants to purchase 1,474,201 shares of its common stock in the Exchange Offer. The Company issued $94.9 million in aggregate principal amount of 2013 Notes in connection with the Exchange Offer and approximately $11.5 million in aggregate principal amount of the 2010 Notes remain outstanding.

As a result of the successful completion of the Exchange Offer, the indenture governing the 2010 Notes was amended to waive any and all existing defaults and events of default that had arisen or may arise under the indenture, eliminate substantially all of the covenants in the indenture governing the Company’s actions (other than the covenants to pay principal of and interest on the 2010 Notes when due), and eliminate or modify the related events of default.

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

Activity in the allowance for doubtful accounts for the years ended December 31, 2008, 2007 and 2006 was as follows:

	December 31, 2008	December 31, 2007	December 31, 2006
	(dollars in thousands)
Balance, beginning of year	$6,847	$5,814	$5,352
Provision charged to expense	5,239	2,231	923
Charges to allowance	(1,254)	(1,198)	(461)

Balance, end of year	$10,832	$6,847	$5,814

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

The Company maintains an allowance for potential losses on the disposal of its discontinued and slow moving inventory. The allowance for excess and discontinued inventory balances at December 31, 2008 and 2007 were approximately $6.2 million and $8.2 million, respectively.

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

Long-lived asset impairments

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The carrying values of long-lived assets are evaluated whenever changes in circumstances indicate the carrying amounts of such assets may not be recoverable. In performing such reviews for recoverability, the Company compares the expected undiscounted cash flows to the carrying values of long-lived assets. If the expected undiscounted future cash flows are less than the carrying amounts of such assets, the Company recognizes an impairment loss for the difference between the carrying amount and its estimated fair value. Fair value is estimated using expected future cash flows.

Revenue recognition

Revenue is recognized when title and risk of loss is transferred to the customer. This generally occurs when products are shipped. Revenue includes selling price of the product and all shipping and handling costs paid by the customer. Under certain circumstances, customers may submit a claim for damaged or shorted shipments. Based on historical experience, the Company establishes a reserve for potential returns at the time of sale. Revenue is further reduced at the time of sale for estimated customer-related incentives. These incentives primarily consist of volume and growth rebates.

Internal use software costs

The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. These costs are being amortized over a period of three years. The Company capitalized approximately $1.6 million and $2.2 million of purchased or developed computer software for the years ended December 31, 2008 and 2007, respectively. The unamortized computer software costs were approximately $2.7 million and $3.2 million at December 31, 2008 and 2007, respectively. The amounts charged to depreciation expense for the amortization of software costs were approximately $1.9 million, $2.1 million and $1.4 million in fiscal 2008, 2007 and 2006, respectively.

Catalog costs, co-op and marketing allowances and other advertising expenses

The Company incurs catalog and advertising costs to promote its products. Catalog costs, consisting primarily of the Company’s annual production for its catalogs, printing and postage costs, are capitalized and amortized over the life of the catalog, not to exceed twelve months for the subsequent year. Until fiscal 2006, catalogs were mailed in January. In October 2006, however, the Company mailed its fiscal 2007 catalogs. As a result, the fiscal 2006 catalog was amortized during the period January through September 2006 and the fiscal 2007 catalog was amortized over the period October 2006 through September 2007 and the fiscal 2008 catalog was amortized over the period October 2007 through September 2008. The fiscal 2009 catalog is being amortized over its useful life.

At December 31, 2008 and 2007, approximately $4.8 million and $7.1 million, respectively, of prepaid catalog costs were reported as other current assets. At December 31, 2008, approximately $3.6 million of prepaid catalog costs were reported as other long term assets. Prepaid catalog costs at December 31, 2008 represent the unamortized portion of the fiscal 2009 catalog. Prepaid catalog costs at December 31, 2007 represent prepaid catalog costs incurred for the fiscal 2008 catalog. Total catalog expense, net of expected vendor co-op advertising allowances earned and reimbursements by customers for catalogs purchased, was approximately $2.0 million, $3.4 million and $5.2 million in fiscal 2008, 2007 and 2006, respectively.

The Company records co-op marketing and advertising allowances received from vendors as a reduction of directly corresponding costs incurred within warehousing, selling and administrative expenses. Such amounts netted against warehousing, selling and administrative expenses were approximately $7.4 million, $6.3 million and $7.2 million for fiscal 2008, 2007 and 2006, respectively.

The Company periodically advertises through means other than its catalog and these costs are expensed as incurred. Other advertising expense was approximately $0.6 million, $0.7 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Goodwill and other intangibles

Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company has three reporting units consisting of its Alpha, Broder, and NES divisions. The Company’s goodwill was allocated between the Alpha and Broder reporting units. The Company tested goodwill for impairment as of December 29, 2007 and concluded that, due primarily to an increase in the value of Alpha’s tangible assets, the Alpha division recorded a non-cash goodwill impairment charge of $87.3 million during the fourth quarter 2007. After this impairment charge, as of December 29, 2007, we had remaining goodwill of approximately $50.9 million.

The Company performed the first step of the two-step impairment test and compared the fair value of its Alpha and Broder reporting units to their respective carrying values. Consistent with the Company’s approach in its annual impairment testing, in assessing the fair value of the reporting unit, the Company used equal weighting of two methods: the market approach and income approach. Under the market approach, the fair value of the reporting is based on comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization (EBITDA). Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows of each reporting unit discounted at rates consistent with the cost of capital specific to the reporting unit. If the carrying value of the reporting unit exceeds the indicated fair value of the reporting unit, a second analysis is performed to measure the fair value of all assets and liabilities. If, based on the second analysis, it is determined that the implied fair value of the goodwill of the reporting unit is less than the carrying value, goodwill is considered impaired.

As a result, of the weakened economy and associated demand for the Company’s products in the fourth quarter 2008 and anticipated weakened demand in 2009, the anticipated cash flows for the Alpha and Broder reporting units have declined significantly. As a result, the carrying value of the two reporting units was greater than the calculated fair values in step one of the goodwill impairment test. In step two of the impairment test, the Company determined the implied fair value of the goodwill and compared it to the carrying value of the goodwill. The Company allocated the fair value of the reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the Alpha and Broder reporting units was the price paid to acquire the reporting unit. The excess of the fair value of the reporting units over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The Company’s step two analysis resulted in no implied fair value of goodwill, and therefore, the Company recognized an impairment charge of $39.0 million and $11.9 million respectively for the Alpha and Broder reporting units, representing a write off of the entire amount of the Company’s previously recorded goodwill.

Intangible assets

Intangible assets are assets acquired that lack physical substance and that meet the specified criteria for recognition apart from goodwill. Intangible assets acquired are comprised mainly of customer relationships and trade names / trademarks. The fair value of trade names / trademarks is estimated by the use of a relief from royalty method, which values an intangible asset by estimating the royalties saved through the ownership of an asset. The royalty, which is based on a reasonable rate applied against forecasted sales, is tax-effected and discounted to present value using a discount rate commensurate with the relative risk of achieving the cash flow. The fair value of acquired customer relationships is estimated by the use of an income approach known as the excess earnings method. The excess earnings method measures economic benefit indirectly by calculating residual profit attributable to an asset after appropriate returns are paid to complementary or contributory assets. The residual profit is tax-effected and discounted to present value at an appropriate discount rate that reflects the risk factors associated with the estimated income stream. Determining the useful life of an intangible asset requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives.

Management tests indefinite-lived intangible assets on at least an annual basis, or more frequently if necessary. In connection with the analysis, management tests for impairment by comparing the carrying value of intangible assets to its estimated fair value. Since quoted market prices are seldom available for intangible assets, we utilize present value techniques to estimate fair value. Common among such approaches is the “relief from royalty” methodology. This methodology estimates the direct cash flows associated with the intangible asset. Management must estimate the hypothetical royalty rate, discount rate, and residual growth rate to estimate the forecasted cash flows associated with the asset.

The Company has one indefinite lived intangible asset, the Alpha trade name. A discount rate of 14% was utilized in the impairment test. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows generated as a result of the respective intangible assets. A long-term growth rate of 4% was assumed which is consistent with the assumption used in the impairment test of the Alpha trade name during the fourth quarter of 2008. A royalty rate of 0.8% was assumed. Assumptions about royalty rates are based on the rates at which similar trademarks or technologies are being licensed in the marketplace.

This analysis indicated that the Alpha trade name was impaired by $11.6 million and this was charged to goodwill and trade name impairment charge during the fourth quarter of 2008. Had the fair value of each Company’s Alpha trade name been hypothetically lower than presently estimated by 10% as of December 27, 2008, the Alpha trade name would have been impaired by an additional $2.4 million.

The Company has concluded that the Alpha trade name is no longer an indefinite lived intangible asset and starting December 28, 2008 will begin to amortize the new carrying value of the trade name, $24.0 million at December 27, 2008, over a life of 9 years.

Long-lived assets, including finite-lived intangible assets (e.g., customer relationships), do not require that an annual impairment test be performed; instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. Triggering events include the likely (i.e., more likely than not) disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. Significant judgments in this area involve determining whether a triggering event has occurred and re-assessing the reasonableness of the remaining useful lives of finite-lived assets by, among other things, validating customer attrition rates.

The gross carrying amounts and accumulated amortization for the Company’s intangible assets at December 31, 2008 and 2007 are summarized below:

		December 31, 2008		December 31, 2007
	Amortizable Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Trademarks / Trade names—Definite life	9 years	$24,000	$—	$35,600	$—
Trademark / Trade names—Defined life	1 to 5 years	8,700	(8,700)	8,700	(8,040)
Customer Relationships	2 to 8 years	61,480	(51,873)	61,480	(46,233)
Other	3 to 5 years	1,706	(1,615)	1,706	(1,526)

		95,886	(62,188)	107,486	(55,799)

The Company’s trade name intangible assets with a nine year useful life was the result of the Alpha acquisition in September 2003. The Company owns the rights to “Alpha Shirt Company” under which the Alpha division markets its product portfolio.

The Company’s net trademarks and trade name intangible assets with defined lives resulted from the Alpha acquisition in September 2003, the NES acquisition in August 2004, and the Amtex acquisition in September 2006. Amortization expense of these trademark and trade name intangible assets was approximately $0.7 million, $1.9 million and $2.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company’s net customer relationship intangible assets are being amortized over the estimated useful lives on a basis proportionate to the discounted expected future cash flows underlying the initial valuation of the intangible.

The Company’s other intangible assets consist primarily of supply agreement intangible assets resulting from the Full Line and Alpha acquisitions and a non-compete agreement resulting from the Amtex acquisition. Other intangible assets are being amortized on a straight-line basis over the average life of the asset.

Amortization expense for intangible assets approximated $6.4 million, $9.1 million and $11.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated amortization expense for the next four fiscal years beginning December 31, 2008 is expected to be approximately $7.1 million, $5.8 million, $4.6 million, $3.0 million and $2.7 million, respectively.

Derivative accounting

The Company entered into interest rate swaps to fix a portion of its variable rate debt under a revolving credit facility that was retired in September 2003 (see Note 5). These interest rate swaps matured in October 2008. Under SFAS No. 133, all derivative instruments are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. The Company did not apply hedge accounting to its outstanding interest rate swaps, as described in Note 5.

Stock options

Effective December 26, 2004 the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, and its related implementation guidance. With the adoption of SFAS No. 123R, the Company is required to record compensation expense on stock options granted to employees. In accordance with SFAS No. 123R, the Company has applied the prospective transition method, whereby it will continue to account for any portion of awards outstanding at the date of transition using the accounting principles originally applied to those awards. Accordingly, upon adoption of SFAS No. 123R, there was no effect on income from continuing operations, income before income taxes, net income, cash flow from operations, or cash flow from financing activities. During the period from adoption through December 31, 2008, there were no modifications or repurchases of existing awards.

During 2005, options to purchase 118,647 shares of Class B common stock, 12,785 shares of Class L, Series 3 common stock and 11,125 shares of Class L, Series 4 common stock were issued. During 2006, options to purchase 1,357,147 shares of Class B common stock, 146,242 shares of Class L, Series 3 common stock and 127,249 shares of Class L, Series 4 common stock were issued, which resulted in the recognition of approximately $0.5 million in stock compensation expense. During 2008 and 2007, there were no new options granted. The Company recognized $0.4 million and $0.5 million in stock compensation expense, in fiscal years 2008 and

2007 respectively, associated with the vesting of options granted in prior years. The Black-Scholes option pricing model was used to estimate the fair value for the option grants in prior years. The Company used the fair value method using a risk-free rate of 5.0%, an expected life of 5 years, a volatility of 25% and a dividend yield of zero.

Fair value of financial instruments

Cash, accounts receivable, net, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The fair value of the Company’s revolving debt is estimated to approximate carrying value based on the variable nature of the interest rates and current market rates available to the Company. The Company believes the fair value of the 2010 Notes approximated $49.5 million and $173.3 million at December 31, 2008 and 2007, respectively, based on quoted market values of the instruments. Included in the accounts payable balance at December 31, 2008 and 2007 were outstanding checks of approximately $8.0 million and $40.9 million, respectively.

Accounting changes

On December 31, 2006, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). Among other things, FIN 48 requires application of a “more likely than not” threshold to the recognition and de-recognition of tax positions. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. The December 31, 2006 transition reduced the Company’s retained earnings by $0.9 million, which included an adjustment to the liability for unrecognized tax benefits of $1.8 million that was reported in “other long-term liabilities” on the Company’s balance sheet. See Note 12 for additional information.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities reported in its financial statements and accompanying notes. These assumptions also affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

New accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a final Staff Position to allow for a one-year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend SFAS No. 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The Company has adopted SFAS No. 157 as of December 30, 2007 related to financial assets and financial liabilities and at December 27, 2008, the Company did not have any financial assets or liabilities which required the Company to apply the provisions of SFAS No. 157. As of December 28, 2008, the Company adopted the provisions of SFAS No. 157 with respect to non-financial assets and liabilities and this adoption did not have a material impact on the Company’s financial condition, results of operations and cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. . The Company has adopted the provisions of SFAS No. 160 as of December 28, 2008 and this adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Accordingly, the Company will ensure it meets the enhanced disclosure provisions of SFAS No. 161 upon the effective date for any outstanding derivative contracts.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), Business Combinations (“SFAS No. 141R”) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The application of FSP SFAS 142-3 did not have a material impact on the Company’s financial condition, results of operations and cash flows upon adoption; however, future transactions entered into by the Company will need to be evaluated under the requirements of this FSP.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

3. Liquidity

The Company has relied primarily upon cash flow from operations and borrowings under its revolving credit facility to finance operations, capital expenditures and debt service requirements. Borrowings and availability under the revolving credit facility fluctuate due to seasonal demands. Historical borrowing levels have reached peaks during the middle of a given year and low points during the last quarter of the year.

Historically, the Company’s ability to manage cash flow and working capital levels, particularly inventory and accounts payable, allowed the Company to meet its obligations during the seasonal low period, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures and other needs of the business.

The Company’s business is sensitive to the business cycle of the national economy. Deterioration in general economic conditions adversely affect demand for the Company’s products, and cause sales of its products to decrease. In addition, slowdowns in economic activity result in the Company’s customers shifting their purchases towards lower-priced products, such as T-shirts, which adversely affects gross profit margin. The current economic downturn has negatively impacted the imprintable sportswear market, causing a dramatic decrease in sales during the fourth quarter of 2008 which continued into 2009. In 2008, the market for imprintable activewear shrank by at least 6%. It shrank at least 11% in the fourth quarter of 2008 and 18% in the first quarter of 2009. Such conditions are not expected to improve significantly in the near-term. The current economic crisis has caused many of the Company’s customers to cancel or scale back corporate events and purchases of products such as those the Company sells. This reduced customer demand has adversely affected the Company’s revenues and operating profits through reduced purchases of the Company’s products despite the Company’s reduction in operating expenses resulting from the execution of several cost reducing initiatives.

During fiscal year 2008, cash flow from operating activities decreased $29.9 million compared to fiscal 2007. This decrease in cash flow from operating activities has resulted in significant challenges to liquidity. During the fourth quarter of 2008, adverse economic conditions coupled with a decline in revenues, gross profits and operating margins described above, as well as uncertainty about the Company’s ability to make a $12.7 million interest payment due on April 15, 2009, resulted in reduced trade credit terms from several of the Company’s key suppliers. The reduction in trade credit led to lower inventory levels, which reduced the Company’s borrowing capacity under its revolving credit facility.

On March 30, 2009, the Company filed a Form 12b-25 with the SEC indicating that it was unable to file its Form 10-K for its fiscal year ended December 27, 2008 within the time period prescribed by the SEC without unreasonable effort or expense because the Company was devoting substantial resources in addressing its liquidity needs in light of recent and ongoing adverse economic and industry conditions. The failure to deliver financial statements by April 6, 2009 constituted a default under the Company’s existing revolving credit facility.

On March 31, 2009, the Company announced that it was negotiating with an ad hoc committee of holders of its 2010 Notes regarding a refinancing transaction designed to enhance the Company’s near-term liquidity, reduce its cash interest payments and improve its working capital. The Company explored various strategic and financing alternatives, including filing of a voluntary petition under Chapter 11 of the Bankruptcy Code, and had retained legal and financial advisors to assist in this regard. The Company also commenced discussions with certain of its major vendors to address its liquidity and capital requirements.

On April 9, 2009, the Company entered into an amendment, waiver and consent (the “First Amendment”) of its Amendment and Restated Credit Agreement (“Credit Agreement”) (as amended and waived, the “Revised Credit Agreement”). Pursuant to the terms of the First Amendment, the commitment under the Revised Credit Agreement was reduced from $225 million to $200 million, and the borrowing base was amended to provide for a seasonal stretch tranche (previously $20 million) of up to $13.5 million, through April 30, 2009 and up to $10.0 million through May 31, 2009. No seasonal stretch is provided for after June 1, 2009. The First Amendment also provided lender consent to the general terms of an Exchange Offer with respect to the Company’s 2010 Notes, waived certain defaults which have occurred or may occur before the Exchange Offer closed and permitted a change of control which may arise in connection with the Exchange Offer. The First Amendment included a waiver of the Company’s requirement to deliver its consolidated financial statements without a “going concern” opinion until May 15, 2009. On April 15 ,2009, the Company defaulted on the interest payment required to be made by it under the 2010 Notes.

On April 17, 2009, the Company launched the Exchange Offer for all of its outstanding $225.0 million aggregate principal amount of 2010 Notes. In exchange for their 2010 Notes, note holders who participated in the exchange (the “Participating Note Holders”) were entitled to receive the Company’s newly issued 12%/15% Senior Payment-in-Kind Toggle Notes due 2013 (the “2013 Notes”) and a pro-rata share of the Company’s newly issued common stock.

On April 28, 2009, the Company entered into a second amendment (the “Second Amendment”) and a third amendment (the “Third Amendment”) with respect to its Revised Credit Agreement. The Second Amendment extended, until May 26, 2009, the date on which the Company must deliver its audited financial statements for fiscal 2008 to the Revised Revolver Facility lenders. The Third Amendment permitted the Company to change the consent payment being offered in connection with the Exchange Offer.

On May 20, 2009, the Company completed the exchange offer for the Company’s $225.0 million aggregate principal amount of 11 1/4% Senior Notes due October 15, 2010 for $94.9 million of its newly issued 2013 Notes and a pro rata share of 96% of its outstanding common stock. The Company’s stockholders who held its common stock prior to the Exchange Offer hold 4% of its currently outstanding common stock and received warrants to purchase approximately 1.4 million shares of its common stock in the Exchange Offer. The Company issued $94.9 million in aggregate principal amount of 2013 Notes in connection with the Exchange Offer and approximately $11.5 million in aggregate principal amount of the 2010 Notes remain outstanding. The 2010 Notes mature on October 15, 2010. The noteholders who did not participate in the Exchange Offer were paid the April 15, 2009 interest payment on May 15, 2009 thereby curing the default for failure to pay the interest on the April 15, 2009 due date.

The indenture governing the 2013 Notes, among other things, (1) restricts the Company’s ability and its subsidiaries, including the guarantors of the 2013 Notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (2) prohibits certain restrictions on the ability of certain of the Company’s subsidiaries, including the guarantors of the 2013 Notes, to pay dividends or make certain payments to the Company and (3) places restrictions on the Company’s ability and its subsidiaries, including the guarantors of the 2013 Notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company’s assets. The indenture related to the 2013 Notes also contains various covenants which limit the management’s discretion in the operation of the Company’s businesses.

Noteholders of the 2010 Notes who participated in the Exchange Offer consented to the proposed amendments to waive any and all existing defaults and events of default that have arisen or may arise under the existing indenture, eliminate substantially all of the covenants in the existing indenture governing the Company’s actions, other than the covenants to pay principal of and interest on the 2010 Notes when due, and eliminate or modify the related events of default. The waivers relate to defaults that have arisen from the Company’s failure to make the interest payment due and payable on April 15, 2009, to file its Annual Report on Form 10-K for fiscal 2008 within the time period prescribed by the SEC’s rules and regulations and to provide the trustee notice of these defaults. Noteholders for the 2010 who did not participate in the Exchange Offer retain the right to collect interest due on the 2010 Notes until maturity and to collect the principal amount when due in October 2010.

Going Concern and Covenant Compliance

Following completion of the series of transactions described above which were designed to obtain stable bank financing and stable bond financing, management of the Company believes that it can achieve stable vendor financing. Subsequent to the May 15, 2009 announcement that approximately 95% of the 2010 were validly tendered and not withdrawn, key suppliers increased credit limits and began shipping significant amounts of inventory on commercially reasonable terms. None of the Company’s key suppliers require the Company to pay cash in advance or cash on delivery.

Management believes that it has the ability to manage cash flow and working capital levels, particularly inventory and accounts payable, to allow the Company to meet its current and future obligations during the seasonal low point in June 2009, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures and other needs of the business for at least Fiscal 2009. Management believes the Company has the ability to continue as a going concern due to having evaluated various scenarios using a detailed liquidity model. The model is used to project liquidity and availability under the Revised Credit Agreement, including factors affecting liquidity, such as management of working capital, the borrowing base and financial performance. The model also tracks historical liquidity and borrowing base availability.

The following key assumptions were used in evaluating the Company’s ability to continue as a going concern: year-over-year revenue and margin declines of 20% and 200 basis points, respectively; operating expenses in line with the actual performance, which includes the impact of fixed headcount reductions of approximately 140 and 60 employees in December 2008 and March 2009, respectively; approximately $7 million of cash disbursements for capital expenditures and capital lease obligations; cash interest payments that considers the impact of the 2010 Notes that remain outstanding and the increase in interest on the revolving credit facility following the amendment executed on April 9, 2009; and commercially reasonable payment terms to the Company’s trade creditors. Based on these assumptions and sensitivities to these assumptions, the Company expects to remain in compliance with the fixed charge coverage ratio covenant included in its Revolving Credit Agreement during Fiscal 2009.

In the event that year-over-year revenue and margin declines are greater than 20% and 200 basis points, the Company believes it has the ability to manage through the additional liquidity constraints by further reducing the Company’s variable operating expenses, including personnel costs to operating the Company’s distribution centers and call centers, and controlling the timing of certain of its cash disbursements due to a change in the Revolving Credit Agreement. The Company’s fulfillment costs are very responsive to volume and the Company has taken action to reduce its fixed operating expenses. In addition, whereas payables aged greater than 30 days past due per the terms of the original invoice date were required to be deducted from the borrowing base, the First Amendment to the Revolving Credit Agreement eliminated that requirement.

The Company’s revolving credit facility and the indenture that governs the 2013 Notes impose restrictive covenants on the Company. See Note 18. The agreement governing the revolving credit facility also requires the Company to achieve specified financial and operating results and maintain compliance with specified financial ratios and satisfy other financial condition tests. Based on management’s assumptions and alternative scenarios to these assumptions, the Company expects to remain in compliance with the fixed charge coverage ratio covenant included in its Revolving Credit Agreement during Fiscal 2009.

The Company’s ability to comply with these ratios may be affected by events beyond management’s control. A breach of any of these restrictive covenants or the inability to comply with the required financial ratios could result in a default under the agreement governing the revolving credit facility. If a default occurs, the lenders under the revolving credit facility may elect to declare all borrowings outstanding, together with all accrued interest and other fees, to be immediately due and payable which would result in an event of default under the 2013 Notes. The lenders would also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If the Company is unable to repay outstanding borrowings when due, the lenders under the revolving credit facility will also have the right to proceed against the Company’s collateral, including available cash, granted to them to secure the indebtedness. If the indebtedness under the revolving credit facility or 2013 Notes were to be accelerated, the Company’s assets might not be sufficient to repay in full that indebtedness and the Company’s other indebtedness, which would likely cause the Company to file a voluntary petition under Chapter 11 of the Bankruptcy Code.

4. Shareholders’ Deficit

In August 2004, in connection with the acquisition of NES, the Company issued new equity to Bain Capital and related investors with proceeds aggregating approximately $12.4 million, less related fees and expenses of approximately $0.4 million. The $12.4 million in new equity was comprised of:

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

In September 2004, the Company issued new equity to certain executive officers of the Company with proceeds aggregating approximately $0.8 million. The shares may be put to the Company at their then fair market value if the executive or Company terminates employment for any reason other than for cause or without good reason. The fair value of these shares, net of a related executive note receivable of $0.4 million at December 31, 2005, was recorded as other long-term liabilities on the balance sheets as of December 31, 2006 and 2005 (see Note 4). The new equity issued to certain executive officers was comprised of:

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

During each of 2008, 2007 and 2006, executives who held Company shares resigned and the Company purchased their shares (see Note 8). Treasury shares are valued at cost and summarized below (dollars in thousands).

	Class A	Class B	Class L-1	Class L-2	Class L-3	Class L-4	L-1 Warrants	L-3 Warrants	Total Shares	Cost
Balance, December 31, 2005	100,000	175,422	—	—	17,014	16,447	1,890	—	310,773	$(972)
Redemption of redeemable securities	515,859	98,827	36,363	35,156	9,585	9,266	4,040	1,065	710,161	(2,037)

Balance, December 31, 2006	615,859	274,249	36,363	35,156	26,599	25,713	5,930	1,065	1,020,934	$(3,009)
Redemption of redeemable securities	—	33,883	—	—	3,286	3,176		365	40,712	(177)

Balance, December 31, 2007	615,859	308,132	36,363	35,156	29,885	28,889	5.930	1,430	1,061,646	$(3,186)
Redemption of redeemable securities	—	7,562	—	—	734	709		82	9,087	(25)
Balance, December 31, 2008	615,859	315,694	36,363	35,156	30,619	29,598	5,930	1,512	1,070,733	$(3,211)

In connection with the Exchange Offer described in Note 3. Liquidity, the redeemable securities will be converted to shares of new common stock.

5. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following:

	December 31, 2008	December 31, 2007
	(dollars in thousands)
Revolving credit facility	$150,000	$102,700
2010 Notes	225,000	225,000
Promissory note payable	535	—
Promissory note payable (to former owner of Amtex)	—	300
Unamortized debt premium	469	719
Capital lease obligations	9,620	13,854

	385,624	342,573
Less: current portion	5,498	4,946

Total long-term debt and capital lease obligations, excluding current portion	$380,126	$337,627

At December 31, 2008, the Company was contractually obligated to pay the principal payments on the revolving credit facility, 2010 Notes and capital lease obligations for the next five years and thereafter included in the table below.:

(dollars in thousands)
2009	$4,963
2010	228,893
2011	150,738
2012	19
2013	7
Thereafter	—

As disclosed in Note 18, in May 2009, the Company completed transactions which resulted in the issuance of $94.9 million in New Notes with maturity in October 2013 and $11.5 million in Old Notes matures in October 2010.

Revolving Credit Facility

In August 2006, the Company entered into an Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement matures on August 31, 2011, and amended and restated the Company’s revolving credit agreement, dated as of September 22, 2003, by and among the Company, the lenders thereto and the agents named therein (the “Revolver Agreement”). Certain of the Lenders under the Credit Agreement were also lenders under the Revolver Agreement. Subject to compliance with the terms of the Indenture governing the 2010 Notes and the Credit Agreement, the Borrower may borrow up to $225 million under the Credit Agreement for working capital, capital expenditures, permitted acquisitions and other corporate purposes. The Credit Agreement matures on August 31, 2011.

The Credit Agreement and the indenture governing the 2010 Notes impose significant covenants on the Company. The Credit Agreement contains both affirmative and negative covenants which, among other things, require the Company to meet a minimum consolidated fixed charge coverage ratio, as defined in the Credit Agreement, and places limits upon capital expenditures, disposals of assets, mergers and acquisitions, further indebtedness, transactions with affiliates and other customary restrictions. A breach of any of these restrictive covenants or an inability to comply with the required financial ratios could result in a default under the Credit Agreement. If a default occurs, the lenders under the revolving credit facility may elect to declare all borrowings outstanding, together with all accrued interest and other fees, to be immediately due and payable which would result in an event of default under the 2010 Notes. The lenders would also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If the Company is unable to repay outstanding borrowings when due, the lenders under the revolving credit facility will also have the right to proceed against the Company’s collateral, including available cash, granted to them to secure the indebtedness. If the indebtedness under the revolving credit facility and the 2010 Notes were to be accelerated, management cannot provide assurance that the Company’s assets would be sufficient to repay in full that indebtedness and the Company’s other indebtedness. As of December 31, 2008, the Company was in compliance with all covenants under the Credit Agreement.

The Credit Agreement provides for interest based upon a fixed spread above the bank’s prime lending rate, or other rate options which are periodically fixed at a spread over the bank’s LIBOR lending rate. Total unused credit facility fees under the Credit Agreement and the Revolver Agreement were approximately $0.3 million for the twelve months ended December 31, 2008. The effective interest rate at December 31, 2008 was 2.4% and the weighted average interest rate on borrowings under a Revolver Facility for the twelve months ended December 31, 2008 was 4.8%. As of December 31, 2008, outstanding borrowings on the Credit Agreement were $150.0 million, which left $35.9 million of available borrowing capacity as determined by borrowing base availability. The effective interest rate at December 31, 2007 was 6.4%. As of December 31, 2007, outstanding borrowings on the Revolver Agreement were $102.7 million, which left $55.5 million of available borrowing capacity as determined by borrowing base availability.

The Company incurred $0.8 million in debt issuance costs in connection with the Credit Agreement. These costs are being amortized to interest expense on a straight-line basis over the life of the Credit Agreement.

In accordance with EITF 96–19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” the Company wrote off approximately $3.0 million of unamortized debt issuance costs in fiscal 2006 related to the Revolver Agreement. These costs are included in interest expense in the statement of operations.

The Credit Agreement also contained a provision for up to $25.0 million of letters of credit, subject to borrowing base availability and total amounts outstanding under the Credit Agreement of $225.0 million. As of December 27, 2008 and December 29, 2007, the Company had approximately $10.7 million and $9.1 million, respectively, of outstanding letters of credit primarily related to commitments for the purchase of inventory.

On April 9, 2009 and April 28, 2009, the Company amended the Credit Agreement. See Note 18 for further details of the amendments.

2010 Notes

In November 2004, the Company sold in a private placement $50.0 million aggregate principal amount of its 11  1/4% 2010 Notes due 2010 (the “Additional Notes”) to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. The Additional Notes were sold at 103% of aggregate principal amount for net proceeds of approximately $49.0 million, after deducting estimated fees and expenses related to the offering. The Company used such net proceeds to repay a portion of the outstanding borrowings under its revolving credit facility. In May 2005, the Additional Notes were the subject of an exchange offer that was registered with the SEC (File No. 333-123991).

The $50.0 million in Additional Notes described above are additional debt securities issued under an indenture dated September 22, 2003 (the “Indenture”), between the Company, the Guarantor named therein and Wachovia Bank, National Association, as Trustee, under which the Company previously issued $175.0 million aggregate principal amount of 11  1/4% Senior Notes due 2010 (the “Initial Notes”).

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

On May 20, 2009, the Company announced the successful completion of an exchange offer whereby, among other things, approximately $213.5 million in aggregate principal amount of the 2010 Notes were exchanged for approximately $94.9 million in aggregate principal amount of the Company’s newly issued 2013 Notes and a pro rata share of 96% of the Company’s outstanding common stock. Refer to Note 18 for further details.

Interest Rate Swap Agreement

As a condition of its revolving credit facility that was retired in September 2003, the Company was required to enter into interest rate protection agreements. The Company does not use derivatives for speculative purposes. The Company had an outstanding interest rate swap agreement with a commercial bank that had a notional amount of $10.0 million at December 31, 2007. The Company elected not to apply hedge accounting for this swap agreement. The fair value of this interest rate swap approximated $(0.2) million at December 31, 2007. The decrease in negative value during fiscal 2007 was recognized in earnings. The swap was classified on the balance sheets based on the expected timing of the cash flows related to the swap. Approximately $0.2 million was classified as a current liability as of December 31, 2007. The interest rate swap agreement matured in October 2008 and the Company had no interest rate protection agreement outstanding at December 31, 2008.

Redeemable Securities

Certain key executives of the Company hold common shares that may be put to the Company at their then fair market value if the executive is terminated for any reason other than for cause, or if the executive resigns with good reason as defined in the employment agreements. As of December 31, 2005, the recorded fair value of the redeemable securities was net of the related executive note receivable outstanding of approximately $0.5 million. This note receivable was repaid during fiscal 2006. During 2003, one executive experienced a triggering event which resulted in the exercise of the put feature of the related common shares. As a result, the common shares owned by that executive were re-valued in September 2003 and the related accretion was recorded resulting in an adjustment to additional paid-in capital of $55,000 during the year ended December 31, 2003. During 2004, Bain Capital redeemed this executive’s shares at fair market value for approximately $0.3 million, which resulted in an increase to additional paid-in-capital.

Also during 2004, Bain Capital sold shares of its common stock of the Company to certain executives at their fair market value. These shares may be put to the Company at their fair market value if the executive is terminated for any reason other than for cause, or if the executive resigns with good reason as defined in the applicable employment agreement. The Company repurchased shares during fiscal years 2005, 2006, 2007 and 2008 that were owned by former executives who left the Company voluntarily. These shares are recorded below liabilities and outside of permanent equity on the balance sheets at December 27, 2008 and December 29, 2007 in accordance with EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities.”

One executive who held Company shares left the Company during 2008 and the Company purchased such shares, which resulted in increases to additional paid-in capital and treasury stock during fiscal 2008. Two executives who held Company shares left the Company during 2007 and the Company purchased such shares, which resulted in increases to additional paid-in capital and treasury stock during fiscal 2007. In addition, two executives who held Company shares left the Company during 2006 and the Company purchased the executives’ shares, which resulted in increases to additional paid-in capital and treasury stock (see Note 3) during fiscal 2006.

These shares have been recorded on the balance sheets at each of the following dates:

	Number of Shares	Common Stock at Par Value	Additional Paid-in Capital	Liquidated Preference
	(dollars in thousands)
December 27, 2008
Class B	65,139	$0.7	$14	$—
Class L, Series 3	6,318	0.1	112	288.5
Class L, Series 4	6,107	0.1	94	216.3
December 29, 2007
Class B	72,701	$0.7	$16	$—
Class L, Series 3	7,052	0.1	124	285.0
Class L, Series 4	6,816	0.1	106	208.6

The Class L, Series 3 and Series 4 common shares are non-voting and have a liquidation preference over the Class A and B common stock. The Class L, Series 3 liquidation preference per share is calculated as $26.84 plus an amount accumulating from the date of issuance at a rate of 12.5% per annum, and compounding quarterly, on the outstanding accumulated preference. Class L, Series 4 liquidation preference per share is calculated at $18.75 plus an amount accumulating from the date of issuance at a rate of 15.0% per annum, and compounding quarterly. See Note 3 for more information. In connection with the Exchange Offer, all of the Company’s shares of Class B Common Stock were cancelled and the Class L Common Stock was converted into the Company’s current common stock.

In connection with the Exchange Offer described in Note 3. Liquidity, the redeemable securities will be converted to shares of new common stock.

6. Fixed Assets

Property and equipment (and the estimated useful lives of the related assets) consisted of the following:

	December 31, 2008	December 31, 2007
	(dollars in thousands)
Leasehold improvements (lesser of 10 years or remaining lease term)	$5,926	$5,698
Machinery and equipment (5–7 years)	26,167	29,194
Furniture and fixtures (7 years)	7,375	7,728
Computers and software (3–5 years)	26,254	22,479
Vehicles (5 years)	24	73
Construction in process	589	2,097

	66,335	67,269
Less: accumulated depreciation	42,519	35,849

Fixed assets, net	$23,816	$31,420

Depreciation expense, which includes depreciation on capital lease assets, was approximately $11.0 million, $10.1 million and $8.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

7. Leases

Capital leases

As of December 31, 2008, capital lease obligations included in long-term debt are as follows:

(dollars in thousands)
Payable in:
2009	$5,594
2010	4,098
2011	750
2012	23

(dollars in thousands)
2013	7

Total minimum capital lease payments	10,472
Less—imputed interest	(852)

Present value of net minimum capital lease payments	$9,620

The net book value of property and equipment recorded under capital leases as of December 31, 2008 and 2007 was approximately $8.8 million and $11.6 million, respectively, representing certain warehouse equipment, computer hardware and software and furniture and fixtures. Accumulated depreciation of the property and equipment recorded under capital leases was approximately $8.2 million and $3.1 million as of December 31, 2008 and 2007, respectively. Depreciation expense on the outstanding obligations under the capital leases was approximately $4.8 million, $3.0 million and $1.0 million in fiscal 2008, 2007 and 2006, respectively.

Operating leases

The Company leases facilities and equipment pursuant to operating leases expiring at various times over the next ten years. Total rent expense incurred under the leases was approximately $15.6 million, $13.6 million and $13.3 million in fiscal 2008, 2007 and 2006, respectively. The Company has certain operating lease agreements which contain provisions for scheduled rent increases. Rent expense for these agreements is recognized on a straight-line basis over the minimum lease term.

The future minimum operating lease payments for noncancelable operating leases are as follows:

(dollars in thousands)
Payable in:
2009	$17,861
2010	17,056
2011	16,112
2012	15,154
2013	13,134
Thereafter	33,008

*Total future minimum operating lease payments	$112,325

*	Minimum payments have not been reduced by minimum sublease rentals of $2,678 due to the Company in the future under noncancelable subleases.

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

The Advisory Services Agreement states that for each full fiscal year beginning in fiscal 2006, Bain Capital may be paid a fee up to an annual maximum of $3.0 million at the discretion of the Company’s board of directors. The Company paid Bain Capital fees of $3.0 million in fiscal 2006. No fees were earned in fiscal 2008 or 2007.

The Advisory Services Agreement also requires the Company to pay investment banking fees in the amount of one percent of certain prescribed transactions. Bain Capital was paid fees of approximately $0.1 million upon the completion of the Amtex acquisition in September 2006.

The Advisory Services Agreement was terminated in connection with the Exchange Offer.

In March 2006, the Company entered into a separation agreement with its former chief executive officer Vince Tyra. The agreement provided for, among other items, payments to the former executive in an aggregate amount of approximately $1.8 million, payable in 39 monthly installments; the purchase by the Company of equity securities owned by the former executive for an aggregate purchase price of approximately $2.0 million; and repayment to the Company by the former executive of approximately $0.5 million in payment of notes receivable issued by the Company in connection with the recapitalization which occurred in fiscal 2000. The monthly payments to the former executive are being made in consideration for a twenty-four month extension of a non-compete period, which resulted in a forty-two month non-compete period. At December 31, 2008, the balance sheet includes approximately $0.2 million in accrued expenses related to the future payments.

9. Defined Contribution Plans

The Company is a sponsor of an employee savings 401(k) plan covering substantially all employees who meet predetermined eligibility requirements. Contributions made by the Company are at the discretion of the Board of Directors. For the years ended December 31, 2008, 2007 and 2006, such contributions amounted to 100% of the first 2% and 25% of the next 4% of compensation deferred by the employee. Contributions to the plan were approximately $0.8 million each year for 2008, 2007 and 2006.

10. Commitments and Contingencies

Self-Insured Health Plan

The Company maintains a self-insured health plan for some of its employees. The Company purchased stop loss insurance to supplement the health plan, which will reimburse the Company for individual claims in excess of $0.1 million annually in fiscal 2008, 2007 and 2006 and for aggregate claims exceeding approximately $6.6 million, $5.0 million and $5.4 million in fiscal 2008, 2007 and 2006, respectively. Approximately $0.5 million and $0.6 million were included in accrued liabilities for self-insured health plan costs at December 31, 2008 and 2007, respectively.

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

11. Stock Option Plans

The Company adopted a Stock Option Plan (the “2000 Plan”) effective with the May 2000 recapitalization under which officers, key employees, non-employee directors or consultants may be granted options to purchase shares of the Company’s authorized but unissued Class A and Class L common stock. The maximum number of shares of the Company’s Class A and Class L common stock available for issuance under the 2000 Plan is 1,500,000 and 50,000 shares, respectively. As of December 31, 2008, the maximum number of shares available for future grants under the 2000 Plan was 718,000 Class A shares and 50,000 Class L, Series 1 shares. During fiscal 2000, 550,000 shares of Class A common stock options were authorized at an exercise price of $0.1944 per share (the Tranche I options) and an additional 550,000 shares of Class A common stock options were authorized at an exercise price of $3.41 per share (the Tranche II options). Options otherwise unallocated from Tranche I and Tranche II will be allocated on a pro rata basis to the then current option holders in the event of certain corporate transactions. Options expire no later than ten years from the grant date and vest ratably over four years. Vesting may be accelerated in the event of specified transactions.

In fiscal 2004, the Company adopted the 2004 Executive Stock Option Plan (the “2004 Plan”) under which present and future executives, directors, consultants or advisers of the Company or its subsidiaries may be granted options to purchase shares of the Company’s authorized but unissued Class B and Class L, Series 3 or 4 common stock. The maximum number of shares of the Company’s stock available for issuance under the 2004 Plan is 426,174 Class L, Series 3 common shares, 370,820 Class L, Series 4 common shares and 3,954,897 Class B common shares. As of December 31, 2008, the maximum number of shares available for future grants under the 2004 Plan was 236,608 Class L, Series 3 common shares, 205,874 Class L, Series 4 common shares and 2,195,691 Class B common shares. Options expire no later than ten years from the grant date and vest ratably over four years. Vesting may be accelerated in the event of specified transactions.

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

No options were granted during fiscal years 2007 or 2008.

	Options Allocated to Key Employees	Unallocated Options	Total # of Shares	Weighted Avg. Price Per Share
2000 Plan
Tranche I
Options outstanding at December 31, 2005	118,000	182,000	300,000	0.1944

Options exercised	—	—	—	—
Options granted	—	—	—	—
Options cancelled	(13,000)	13,000	—	0.1944

Options outstanding at December 31, 2006	105,000	195,000	300,000	0.1944

Options exercised	—	—	—	—
Options granted	—	—	—	—
Options cancelled	(39,000)	39,000	—	0.1944

Options outstanding at December 31, 2007	66,000	234,000	300,000	0.1944

Options exercised	—	—	—	—
Options granted	—	—	—	—
Options cancelled	—	—	—	—

Options outstanding at December 31, 2008	66,000	234,000	300,000	0.1944

Exercisable at December 31, 2006	96,500	—	96,500	$0.1944

	Options Allocated to Key Employees	Unallocated Options	Total # of Shares	Weighted Avg. Price Per Share
Exercisable at December 31, 2007	66,000	—	66,000	$0.1944
Exercisable at December 31, 2008	66,000	—	66,000	$0.1944

Tranche II
Options outstanding at December 31, 2005	268,000	282,000	550,000	3.4100

Options exercised	—	—	—	—
Options granted	—	—	—	—
Options cancelled	(163,000)	163,000	—	3.4100

Options outstanding at December 31, 2006	105,000	445,000	550,000	3.4100

Options exercised	—	—	—	—
Options granted	—	—	—	—
Options cancelled	(39,000)	39,000	—	3.4100

Options outstanding at December 31, 2007	66,000	484,000	550,000	3.4100

Options exercised	—	—	—	—
Options granted	—	—	—	—
Options cancelled	—	—	—	—

Options outstanding at December 31, 2008	66,000	484,000	550,000	3.4100

Exercisable at December 31, 2006	94,000	—	94,000	$3.4100
Exercisable at December 31, 2007	66,000	—	66,000	$3.4100
Exercisable at December 31, 2008	66,000	—	66,000	$3.4100

	Options Allocated to Key Employees	Unallocated Options	Total # of Shares	Weighted Avg. Price Per Share
2004 Plan
Options outstanding at December 31, 2005
Class B Common Stock	2,577,253	1,377,644	3,954,897	0.1944

Class L Common Stock, Series 3	277,718	148,456	426,174	16.3388

Class L Common Stock, Series 4	241,649	129,171	370,820	13.9948

Options exercised during 2006
Options exercised for Class B Common Stock	—	—	—	—
Options exercised for Class L Common Stock, Series 3	—	—	—	—
Options exercised for Class L Common Stock, Series 4	—	—	—	—
Option grants during 2006
Options granted for Class B Common Stock	1,357,147	(1,357,147)	—	0.1944
Options granted for Class L Common Stock, Series 3	146,242	(146,242)	—	23.3219
Options granted for Class L Common Stock, Series 4	127,249	(127,249)	—	17.1397
Options cancelled during 2006
Options cancelled for Class B Common Stock	(1,305,116)	1,305,116	—	0.1944
Options cancelled for Class L Common Stock, Series 3	(140,637)	140,637	—	17.2536
Options cancelled for Class L Common Stock, Series 4	(122,372)	122,372	—	14.3655
Options outstanding at December 31, 2006
Class B Common Stock	2,629,284	1,325,613	3,954,897	0.1944

Class L Common Stock, Series 3	283,323	142,851	426,174	19.4891

Class L Common Stock, Series 4	246,526	124,294	370,820	15.4341

Options exercised during 2007
Options exercised for Class B Common Stock	—	—	—	—
Options exercised for Class L Common Stock, Series 3	—	—	—	—
Options exercised for Class L Common Stock, Series 4	—	—	—	—
Option grants during 2007
Options granted for Class B Common Stock	—	—	—	—
Options granted for Class L Common Stock, Series 3	—	—	—	—
Options granted for Class L Common Stock, Series 4	—	—	—	—
Options cancelled during 2007
Options cancelled for Class B Common Stock	(790,980)	790,980	—	0.1944
Options cancelled for Class L Common Stock, Series 3	(85,234)	85,234	—	15.9029
Options cancelled for Class L Common Stock, Series 4	(74,164)	74,164	—	13.723
Options outstanding at December 31, 2007
Class B Common Stock	1,838,304	2,116,593	3,954,897	0.1944

Class L Common Stock, Series 3	198,089	228,085	426,174	21.0322

Class L Common Stock, Series 4	172,362	198,458	370,820	16.1703

Options exercised during 2008
Options exercised for Class B Common Stock	—	—	—	—
Options exercised for Class L Common Stock, Series 3	—	—	—	—
Options exercised for Class L Common Stock, Series 4	—	—	—	—
Option grants during 2008
Options granted for Class B Common Stock	—	—	—	—
Options granted for Class L Common Stock, Series 3	—	—	—	—
Options granted for Class L Common Stock, Series 4	—	—	—	—
Options cancelled during 2008
Options cancelled for Class B Common Stock	(79,098)	79,098	—	0.1944
Options cancelled for Class L Common Stock, Series 3	(8,523)	8,523	—	23.800
Options cancelled for Class L Common Stock, Series 4	(7,416)	7,416	—	17.470
Options outstanding at December 31, 2008
Class B Common Stock	1,759,206	2,195,691	3,954,897	0.1944

Class L Common Stock, Series 3	189,566	236,608	426,174	20.9078

Class L Common Stock, Series 4	164,946	205,874	370,820	16.1119

	Options Allocated to Key Employees	Unallocated Options	Total # of Shares	Weighted Avg. Price Per Share
Exercisable at December 31, 2006 for:
Class B Common Stock	993,652	—	993,652	$0.1944
Class L Common Stock, Series 3	107,073	—	107,073	$19.4891
Class L Common Stock, Series 4	93,166	—	93,166	$15.4341
Exercisable at December 31, 2007 for:
Class B Common Stock	903,959	—	903,959	$0.1944
Class L Common Stock, Series 3	97,407	—	97,407	$21.0322
Class L Common Stock, Series 4	84,757	—	84,757	$16.1703
Exercisable at December 31, 2008 for:
Class B Common Stock	1,195,633	—	1,195,633	$0.1944
Class L Common Stock, Series 3	128,837	—	128,837	$20.9078
Class L Common Stock, Series 4	112,105	—	112,105	$16.1119

A summary of options outstanding as of December 31, 2008 is as follows:

	Exercise Prices	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
2000 Plan:
Tranche I	$0.1944	66,000	66,000	0.1944	4.0 yrs.
Tranche II	$3.4100	66,000	66,000	3.4100	4.0 yrs.
2004 Plan:
Class B	0.1944	1,759,206	1,195,633	0.1944	7.1 yrs.
Class L, Series 3	15.75-23.80	189,566	128,837	20.9078	7.1 yrs.
Class L, Series 4	13.69-17.47	164,946	112,105	16.1119	6.4 yrs.

All of the Company’s outstanding options were cancelled in connection with the Exchange Offer and the Company plans to enter into a new management equity incentive plan. See Note 18.

12. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions. In general, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2004. As disclosed in Note 1, the Company accounts for income taxes in accordance with the provision of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). In accordance with SFAS No. 109, a valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. No valuation allowance was recorded as of December 30, 2006 since the Company had sufficient deferred tax liabilities to shield its deferred tax assets and was not relying on projected, future taxable income to be able to realize its deferred tax assets. Due to the Company’s continued net operating losses and its net deferred tax asset position, the Company recorded a valuation allowance of $15.6 million during fiscal year 2007. The Company recorded an additional increase of $14.6 million during fiscal 2008, which is primarily attributable to the impairment of tax deductible goodwill and the Company’s decision to reclassify the Alpha trade name from an indefinite lived intangible asset to a definite lived intangible asset starting in the first quarter of fiscal 2009. The associated deferred tax liability related to the Alpha trade name was previously treated as a naked credit and not included in the netting of deferred tax assets and liabilities. As a result of the change in the life of the Alpha trade name, there is now a defined period of time related to the reversal of the deferred tax liability. The Company considered this future source of income when determining the yearend deferred taxes and valuation allowance.

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

The effect of unrecognized tax benefits on our balance sheets and results of operations is as follows:

FIN 48 Impact to Retained Earnings upon adoption at December 31, 2006	$374
FIN 48 Interest and Penalties Accrued	$232
FIN 48 Interest and Penalties Expensed	$39
Total Unrecognized Tax Benefit with potential ETR Impact at December 29, 2007	$347
FIN 48 Interest and Penalties Accrued	$66
FIN 48 Interest and Penalties Expensed	$(166)
Total Unrecognized Tax Benefit with potential ETR Impact at December 27, 2008	$54
Total Unrecognized Benefit that will significantly increase/(decrease) within 12 months	$(151)

The following table summarizes the activity related to our gross unrecognized tax benefits from December 31, 2006 to December 27, 2008:

Unrecognized tax benefits balance at December 31, 2006	$1,177
Gross Increases for tax positions of prior years	(150)
Gross Decreases for tax positions of prior years	—
Gross Increases—current-period tax positions	—
Settlements during the period	—
Lapse of statute of limitations	(339)

Unrecognized Tax Benefits—as of December 29, 2007	$688

Gross Increases for tax positions of prior years	—
Gross Decreases for tax positions of prior years	—
Gross Increases—current-period tax positions	—
Settlements during the period	—
Lapse of statute of limitations	(474)

Unrecognized Tax Benefits—as of December 27, 2008	$214

It is expected that the amount of unrecognized tax benefits that will change during the next 12 months will be a reduction of approximately $151 due to the lapse of the statute of limitations in certain jurisdictions.

The federal and state income tax provision is summarized as follows:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Current
Federal	$(611)	$145	$(4)
State	301	299	159

	(310)	444	155

Deferred
Federal	(12,032)	(5,568)	(3,730)
State	(1,413)	(710)	(2,461)

	(13,445)	(6,278)	(6,191)

Total income tax benefit	$(13,755)	$(5,834)	$(6,036)

Total income tax benefit differed from the amount computed by applying the U.S. federal income tax rate of 34% to earnings before income tax benefit as a result of the following:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Computed expected tax rate at the statutory rate	$(28,092)	$(44,165)	$(4,681)
State and local taxes, net of federal tax benefit	(2,447)	(2,276)	(750)
Change in state deferred tax rate	—	—	(769)
Goodwill Impairment	2,102	24,905	—
FIN 48 Tax and Interest	(403)	(429)	87
Valuation Allowance	14,607	15,642	—
Other	479	489	77

Income tax benefit	$(13,755)	$(5,834)	$(6,036)

Deferred income tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
	(dollars in thousands)
Deferred tax assets
Inventory, principally due to costs capitalized for tax purposes in excess of those capitalized for financial reporting purposes and obsolescence reserve	$4,687	$5,095
Reserve for self insurance	204	226
Reserve for bad debts	4,060	2,594
Deferred compensation	—	517
Deferred rent	1,700	1,667
Acquisition costs	157	22
Vacation and bonus	347	445
Unrealized loss on interest rate swaps	—	93
NOL carryforward	17,006	12,093
Goodwill and amortization	9,235	—
Restructuring costs	4,012	6,059
Other	892	—

Gross deferred tax assets	42,300	28,811

Valuation Allowance
Federal valuation allowance	$(25,335)	$(12,651)
State valuation allowance	(4,914)	(2,991)

Total valuation allowance	(30,249)	(15,642)

Net deferred tax assets	12,051	13,169
Deferred tax liabilities
Other intangibles related to the acquisition of Alpha and NES	(11,349)	(17,869)
Other	—	(699)
Tax depreciation in excess of book depreciation	(897)	(794)
Goodwill and amortization	—	(7,446)

Total deferred tax liabilities	(12,246)	(26,808)

Net deferred tax liability	$(195)	$(13,639)

Total income tax benefit differed from the amount computed by applying the U.S. federal income tax rate of 34% to earnings before income tax benefit primarily as a result of state and local taxes. At December 27, 2008, the Company had a net operating loss carry forward of $15.0 million net of tax, and a state net operating loss carry forward of $1.7 million net of tax. These tax-effected net operating loss carry forwards are offset by a valuation allowance of $16.7 million. The net operating loss carry forwards have expiration dates ranging from 2009 to 2029.

13. Deferred Financing Costs and Unamortized Note Premium

In connection with the Alpha acquisition in September 2003, the Company retired its existing revolving credit facility and entered into an amended revolving credit facility (see Note 4). Costs to secure the facility of approximately $7.1 million were included in deferred financing fees and were being amortized over the term of the facility, which would have expired in September 2008.

In September 2005, the Company exercised its option to increase the revolving credit facility by $50.0 million for total borrowings of up to $225.0 million (see Note 4). The Company incurred deferred financing fees of approximately $0.2 million in connection with this transaction which were being amortized on a straight-line basis over the remaining life of the facility.

In August 2006, the Company entered into an Amended and Restated Credit Agreement (“Credit Agreement”) (see Note 4). The Credit Agreement matures on August 31, 2011, and amended and restated the Company’s revolving credit agreement dated as of September 22, 2003. Total fees incurred in connection with the amended Credit Agreement were $0.8 million and are being amortized over the term of the facility.

In September 2003, the Company completed a private offering of $175.0 million 11  1/4% Senior Notes due October 2010 (see Note 4). The Company incurred approximately $11.0 million in financing fees in connection with the placement of the 2010 Notes and the fees are being amortized on a straight-line basis over the life of the 2010 Notes.

In November 2004, the Company completed a private offering of $50.0 million 11  1/4% Senior Notes due October 2010 (see Note 4). The 2010 Notes were sold at a 3% premium of $1.5 million over the $50.0 million aggregate principal amount, and the Company incurred approximately $3.0 million in financing fees in connection with the placement of the 2010 Notes. The premium credit and the fees expense are being amortized on a straight-line basis over the life of the 2010 Notes beginning in November 2004.

Amortization of deferred financing fees charged to interest expense were approximately $2.2 million, $2.2 million and $6.2 million during the fiscal years ended December 31, 2008, 2007 and 2006, respectively. The amortization of the note premium credit netted against the amount above was approximately $0.3 million in fiscal 2008, 2007 and 2006.

Additional deferred financing fees have been incurred in connection with the transactions disclosed in Note 18 and certain of deferred financing fees recorded on the balance sheet at December 31, 2008 will be written off in the second quarter of 2009 resulting from these transactions.

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

	Broder	Alpha	NES	Total
	(dollars in thousands)
Statement of Operations Information for Fiscal 2008
Net sales	$362,148	$448,097	$115,829	$926,074
Cost of sales (1)	298,946	367,709	95,392	762,047

Gross profit	63,202	80,388	20,437	164,027

Statement of Operations Information for Fiscal 2007
Net sales	$370,800	$442,574	$115,750	$929,124
Cost of sales (1)	306,763	359,973	96,235	762,971

Gross profit	64,037	82,601	19,515	166,153

Statement of Operations Information for Fiscal 2006
Net sales	$375,032	$460,590	$123,646	$959,268
Cost of sales (1)	308,406	368,801	101,342	778,549

Gross profit	66,626	91,789	22,304	180,719

Balance Sheet Information as of December 27, 2008
Accounts receivable, net	$25,679	$34,876	$11,875	$72,430
Inventory	83,036	127,020	25,491	235,547
Goodwill, intangible assets and deferred financing fees	4,434	30,968	2,438	37,840
Accounts payable	29,329	48,270	9,998	87,597
Balance Sheet Information as of December 29, 2007
Accounts receivable, net	$28,979	$43,777	$12,510	$85,266
Inventory	63,851	108,087	19,862	191,800
Goodwill, intangible assets and deferred financing fees	19,443	86,518	3,400	109,361
Accounts payable	27,866	52,388	9,514	89,768

(1)	Cost of sales is exclusive of depreciation and amortization included in warehousing, selling and administrative expense.

15. Restructuring and Asset Impairment

During fiscal years 2005, 2006 and 2007 the Company recorded restructuring charges related to its distribution center consolidation initiative and its initiative to reduce the number of call centers it operates from seven to three. The distribution center and call center closure costs include accruals for the fair value of future lease obligations, net of expected sublease rentals. These future lease obligations are expected to be paid over the remaining lease terms, which end on dates beginning March 2009 and ending March 2015.

During fiscal year 2007, the Company recorded approximately $13.0 million in restructuring charges resulting from the distribution center consolidation initiative consisting of $12.8 million in lease termination and other costs and $1.7 million in severance and related benefits partially offset by a reduction to the restructuring charge of approximately $1.5 million as the Company executed two sublease agreements for its LaMirada, CA distribution center.

During fiscal year 2008, the Company recorded approximately $2.7 million in restructuring charges consisting of $1.1 million in severance charges, $0.7 million in interest accretion and $1.4 million resulting from changes in sublease assumptions, relating to the amounts and timing of sublease rents, partially offset by a reduction to the restructuring charge of approximately $0.5 million as the Company executed a buyout agreement for its Stafford, TX distribution center. The 2008 severance expense includes approximately $1.0 million related to a workforce reduction announced in December 2008. The December 2008 workforce reduction of approximately 140 positions in its distribution centers, call centers, management and other corporate functions was initiated in anticipation of a further weakening in the U.S. economy.

Restructuring activity is summarized as follows:

	Balance at December 31, 2005	Restructuring Charge	Cash Payments	Non-Cash Items Expensed Immediately	Balance at December 31, 2006
	(dollars in thousands)
Distribution center closure costs, net
Lease termination and other costs, net	$6,344	$2,821	$(1,467)	—	$7,698
Severance and related benefits	—	362	(271)	—	91
Non-cash asset write-offs	—	107	—	(107)	—
Corporate workforce reduction
NES severance and related benefits	303	(94)	(209)	—	—
Call center closure costs
Lease termination and other costs	—	517	(79)	—	438
Severance and related benefits	—	376	(376)	—	—

	$6,647	$4,089	$(2,402)	$(107)	$8,227

	Balance at December 31, 2006	Restructuring Charge	Cash Payments	Non-Cash Items Expensed Immediately	Balance at December 31, 2007
	(dollars in thousands)
Distribution center closure costs, net
Lease termination and other costs, net	$7,698	$11,332	$(3,182)	—	$15,848
Severance and related benefits	91	1,662	(1,234)	—	519
Call center closure costs
Lease termination and other costs	438	—	(399)	—	39

	$8,227	$12,994	$(4,815)	—	$16,406

	Balance at December 31, 2007	Restructuring Charge	Cash Payments	Non-Cash Items Expensed Immediately	Balance at December 31, 2008
	(dollars in thousands)
Distribution center closure costs, net
Lease termination and other costs, net	$15,848	$1,570	$(5,118)	—	$12,300
Severance and related benefits	519	1,147	(781)	—	885
Call center closure costs
Lease termination and other costs	39	—	(31)	—	8

	$16,406	$2,717	$(5,930)	—	$13,193

The total of approximately $16.4 million in accrued restructuring at December 31, 2007 was recorded as $3.9 million in current liabilities and $12.5 million in long-term liabilities. The total of approximately $13.2 million in accrued restructuring at December 31, 2008 was recorded as $3.6 million in current liabilities and $9.6 million in long-term liabilities.

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

17. Selected Quarterly Financial Data (Unaudited)

The Company’s selected quarterly financial results of operations (unaudited) for each quarter in the years ended December 31, 2008 and 2007 were as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands)
2008
Net sales	$196,696	$257,555	$252,339	$219,484
Gross Profit	33,341	45,347	43,949	41,390
Income (loss) from operations	(3,964)	8,521	7,809	(59,262)
Net loss	(13,342)	(679)	(888)	(53,961)

2007
Net sales	$200,578	$249,399	$246,417	$232,730
Gross Profit	36,165	43,566	40,094	46,328
Income (loss) from operations	(7,833)	5,275	(3,061)	(85,858)
Net loss	(11,127)	(4,365)	(11,570)	(96,997)

During the first quarter of 2008, the Company recorded restructuring charges related to severance of $0.1 million and interest accretion of approximately $0.2 million. During the second quarter of 2008, the Company recorded restructuring charges related to interest accretion of $0.2 million and change in sublease assumptions of approximately $0.4 million. During the third quarter of 2008, the Company recorded restructuring charges related to interest accretion of $0.2 million. During the fourth quarter of 2008, the Company recorded restructuring charges related severance of $1.0 million, interest accretion of $0.1 million and $1.0 million resulting from changes in sublease assumptions partially offset by a reduction to the restructuring charge of approximately $0.5 million as the Company executed a buyout agreement for its Stafford, TX distribution center. During the quarter ended December 31, 2008, as part of our annual impairment evaluation, we recorded an additional a non-cash goodwill impairment charge of $50.9 million related to the goodwill and a non-cash impairment charge of $11.6 million related to the value of our Alpha Trade Name asset. See Note 2 for more information.

As disclosed in Note 14, the Company recorded various restructuring changes during fiscal 2007. During the first quarter, the Company recorded approximately $7.2 million in restructuring charges, consisting of $6.5 million in distribution center closure costs for the fair value of lease obligations and $0.7 million in severance and related benefits. During the second quarter, the Company recorded approximately $0.7 million in severance and related benefit obligations during the second quarter of 2007. In addition, the Company executed two sublease agreements for its LaMirada distribution center and recorded a reduction to the restructuring charge of approximately $1.5 million. During the third quarter, the Company recorded restructuring charges of $4.2 million consisting of approximately $4.1 million for the fair value of future lease obligations, net of expected sublease rentals, and $0.1 million in severance and related benefit obligations. During the fourth quarter, the Company recorded restructuring charges of $2.1 million consisting of approximately $1.9 million for the fair value of future lease obligations, net of expected sublease rentals, and $0.2 million in severance and related benefit obligations. As disclosed in Note 2, the Company recorded a non-cash impairment charge of $87.3 million related to the goodwill associated with our Alpha division during the quarter ended December 31, 2007.

18. Subsequent Events

In March 2009 the Company eliminated approximately 60 positions in its distribution centers, management and other corporate functions. The headcount reductions were initiated in response to a further weakening in the U.S. economy. Due to the reduction in workforce, the Company expects to recognize restructuring charges for severance and related benefit costs totaling approximately $0.5 million before income taxes in the first quarter of 2009.

Revolving Credit Facility

On April 9, 2009, the Company entered into an amendment, waiver and consent (the “First Amendment”) of its Credit Agreement (as amended and waived, the “Revised Credit Agreement”). Pursuant to the terms of the First Amendment, the commitment under the Revised Credit Agreement was reduced to $200 million, and the borrowing base was amended to provide for a seasonal stretch tranche of up to $13.5 million through April 30, 2009 and up to $10.0 million through May 31, 2009. No seasonal stretch is provided for after June 1, 2009. The Revised Credit Agreement provides for interest based upon a fixed spread over the administrative agent’s LIBOR lending rate. The Revised Credit Agreement contains a LIBOR floor of 1.50% and a base rate floor equal to the greater of (a) the LIBOR Rate for a 30 day interest period plus 1.00% or (b) the Federal Funds effective rate plus 0.50%. The Revised Credit Agreement requires that the Company pay interest at a rate equal to (i) prime rate plus 3.00% for base rate borrowings and (ii) Adjusted LIBOR plus 4.00% (or, after May 31, 2009, 3.75% depending upon the Company’s average excess availability) for Eurodollar borrowings. The Revised Credit Agreement will continue to be secured by first priority interest in substantially all the assets of the Company.

The Revised Credit Agreement imposes significant covenants on the Company. The Revised Credit Agreement contains both affirmative and negative covenants which, among other things, requires the Company to meet the following financial covenants:

•

A minimum fixed charge coverage ratio equal to 1.22 to 1.00 as of the end of the first quarter 2009, 1.14 to 1.00 as of the end of the second quarter 2009, 1.10 to 1.00 as of the end of the third quarter 2009, and 1.00 to 1.00 as of the end of the fourth quarter 2009.

•

For fiscal year 2010 and 2011, the minimum fixed charge coverage ratio will be released if the Company has equal to or greater than 20% excess availability under the Revised Revolver Facility for ten consecutive days, but if there is less than 20% excess availability, a minimum fixed charge coverage ratio of 1.00 to 1.00 will apply at all times.

The First Amendment, among other things, (i) provides lender consent to the general terms of an Exchange Offer with respect to the Company’s 2010 Notes, waives certain defaults which have occurred or may occur before the exchange offer closes and permits a change of control which may arise in connection with the Exchange Offer; (ii) increases the unused line fee to 0.75%; (iii) institutes an availability block on the amount that can be borrowed under the Revised Credit Agreement in the amount of (A) from June 28, 2009 through August 1, 2009, $2,000,000, (B) from August 2, 2009 through August 29, 2009, $3,000,000, (C) from August 30, 2009 through September 26, 2009, $4,000,000, and (D) thereafter, $5,000,000; provided that on and after December 26, 2009, the availability block shall cease to be in effect if and when certain availability requirements are met and the minimum fixed charge coverage ratio is not less than 1.25:1.00 for two consecutive fiscal quarters; (iv) restricts the Company’s ability to pay (x) dividends unless certain excess availability requirements are met and the minimum fixed charge coverage ratio is equal to or greater than 1.10:1.00 after giving effect to such dividend or such amounts are funded with proceeds of an equity issuance, (y) principal payments under its existing notes unless certain excess availability requirements are satisfied or such amounts are funded with proceeds of an equity issuance and (z) principal, interest (other than payment in kind) or cash consent fees (following consummation of the exchange offer) under the Exchange Notes unless certain excess availability requirements are met or such amounts are funded with proceeds of an equity issuance; and (v) provides the lenders with full cash dominion for six months after the effective date of the amendment, with a return to springing cash dominion after such six months if certain availability requirements are met. The First Amendment included a waiver of the Company’s requirement to deliver its consolidated financial statements without a “going concern” opinion until May 15, 2009, which was later amended to extend this requirement to May 26, 2009.

On April 28, 2009, the Company entered into a second amendment (the “Second Amendment”) and a third amendment (the “Third Amendment”) with respect to its Revised Revolver Facility. The Second Amendment extended, until May 26, 2009, the date on which the Company must deliver its audited financial statements for fiscal 2008 to the Revised Revolver Facility lenders. The Third Amendment permitted the Company to change the consent payment being offered in connection with the Exchange Offer. Specifically, the Third Amendment allowed the Company to make a consent payment in cash equal to $20.00 ($10.00 being paid on the early settlement date and $10.00 being paid on October 1, 2009) per $1,000 principal amount of the 2010 Notes tendered; provided, that the Company’s ability to make the cash payment due on October 1, 2009 pursuant to the terms of the Exchange Offer is subject to compliance with a covenant in the Revised Revolver Facility that requires it to either (i) pay the October portion of the consent fee with the proceeds of a designated equity issuance (as defined in the Revised Revolver Facility) or (ii) have at least $10,000,000 of excess availability (as defined in the Revised Revolver Facility) after giving effect to such payment.

Senior Notes

On April 17, 2009, the Company launched the Exchange Offer for all of its outstanding $225.0 million aggregate principal amount of 2010 Notes. In exchange for their Old Notes, note holders who participate in the exchange (the “Participating Note Holders”) will receive the Company’s newly issued 12%/15% Senior Payment-in-Kind Toggle Notes due 2013 (the “2013 Notes”) and a pro-rata share of the Company’s newly issued common stock (the “New Common Stock” and together with the 2013 Notes, the “Exchange Securities”). This change in the Company’s capital structure is intended to reduce its leverage, extend the maturity of its senior debt, decrease its cash interest expense, and enhance the Company’s near-term liquidity. On May 15, 2009, the Company announced that at the expiration of the Exchange Offer at 1:00 p.m., New York City time, on May 15, 2009, $213,456,000 in aggregate principal amount of 2010 Notes, or approximately 95% of the outstanding 2010 Notes, had been validly tendered in the Exchange Offer and not withdrawn. On May 20, 2009, the Company announced that it had completed the financial restructuring through the settlement of the Exchange Offer.

The 2013 Notes will mature on October 15, 2013 and will pay interest semi-annually, commencing on or about the fifteenth day of the sixth month after the date of issuance and thereafter on the fifteenth day of each sixth month succeeding such date of each year. Interest on the exchange notes will begin to accrue from April 15, 2009 at a rate of 15.00% per annum and will be payable on October 15, 2009 in the form of the issuance of additional exchange notes, or “PIK interest.” From October 15, 2009 to October 15, 2010, in each semi-annual interest payment period, interest will accrue at the rate of 15.00% per annum if such semi-annual interest payment is paid in PIK interest or at the rate of 12.00% per annum if such semi-annual interest payment is paid in cash. The Company will pay cash interest in these periods so long as (i) it is in compliance with the covenants in its Revised Credit Agreement, on a pro forma basis giving effect to the applicable interest payment, that require average daily revolver availability to exceed $20 million for the preceding 45 days and actual revolver availability to exceed $20 million and (ii) no default or event of default would occur under the Revised Credit Agreement as a result of such payment. After October 15, 2010, in each semi-annual interest payment period, interest will accrue at a rate of 12.00% per annum and will be payable in cash.

The other terms of the 2013 Notes are substantially identical to those of the 2010 Notes, except the 2013 Notes will not be registered under the Securities Act. The Company does not intend, and is not required, to file a registration statement with respect to the exchange notes.

The Company will issue equity consideration in the form of new voting common stock, the aggregate amount of which issued to the holders will represent approximately 96% of new common stock outstanding as of the issuance date. The new common stock was issued to holders on a pro rata basis based on the aggregate principal amount of 2010 Notes exchanged by the holders. The new common stock that was issued to the noteholders participating in the Exchange Offer will be subject to dilution upon (i) the exercise of warrants to purchase shares of new common stock initially representing an aggregate of 15% of fully diluted new common stock as of immediately following completion of the Exchange Offer, issued to stockholders immediately prior to the settlement of the Exchange Offer, and (ii) the issuance of stock and the exercise of stock options to purchase stock representing an aggregate of 7.5% of issued and outstanding new common stock as of immediately following the settlement of the Exchange Offer, to be issued to Company management under a new management equity incentive plan that the Company intends to adopt following the settlement of the Exchange Offer.

The new common stock will be the only class of stock outstanding after the settlement of the Exchange Offer. The Company amended its articles of incorporation such that all of the issued and outstanding shares of Class A common stock and Class B common stock were cancelled for no or nominal consideration and all of the issued and outstanding shares of Class L common stock were reclassified into a new class of voting common stock. Immediately after the settlement of the Exchange Offer, we reincorporated under Delaware law by merging with and into a newly formed Delaware corporation that will be named Broder Bros., Co. upon the completion of the merger. The Company terminated or canceled any options or warrants that were outstanding prior to such transactions.

Upon the completion of the Exchange Offer, the Company’s equityholders immediately preceding the settlement of the Exchange Offer were issued warrants to purchase shares of new common stock representing an aggregate of 15% of fully diluted new common stock as of the issuance date (which shall be deemed to include all equity issued or issuable under the new management equity incentive plan). The warrants were issued to such stockholders based on their respective equity interests in the Company immediately prior to the issuance of the new common stock in the Exchange Offer. The exercise price of such warrants will equate to an equity value in which the exchange securities issued to the noteholders in the exchange offer would have a value equal to the principal amount of existing notes together with accrued interest thereon through their scheduled maturity date. Following the completion of the Exchange Offer, the Company’s new board of directors will also adopt a new management incentive plan that will provide for the grant of nonqualified stock options to the Company’s directors, officers and employees and other persons who provide services to the Company. A total of 7.5% of the shares of new common stock issued and outstanding upon the completion of the Exchange Offer were reserved for issuance under this plan.

The Company is currently evaluating the accounting impact related to the historically recorded issuance costs and bond premium and new issuance costs incurred in connection with the above transactions. The Company is also evaluating the accounting and tax impacts of the extinguishment of debt and will reflect the impact of the transactions in the June 27, 2009 balance sheet.

Schedule II

BRODER BROS., CO.

Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions resulting from Acquisitions	Charged to Costs and Expenses	Charged to Other Accounts— Describe	Deductions—Describe (1)	Balance at End of Period
	(dollars in thousands)
YEAR ENDED DECEMBER 27, 2008
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$6,847	$—	$5,239	$—	$1,254	$10,832
Excess and discontinued inventory reserve	8,220	—	310	—	2,288	6,242
Deferred tax asset valuation allowance	15,642	—	14,607	—	—	30,249

YEAR ENDED DECEMBER 29, 2007
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$5,814	$—	$2,231	$—	$1,198	$6,847
Excess and discontinued inventory reserve	8,594	—	3,242	—	3,616	8,220
Deferred tax asset valuation allowance	—	—	15,642	—	—	15,642

YEAR ENDED DECEMBER 30, 2006
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$5,352	$—	$923	$—	$461	$5,814
Excess and discontinued inventory reserve	5,462	750	3,887	—	1,505	8,594

(1)	Allowance for Doubtful Accounts—Uncollectible accounts written off, net of recoveries.

Excess and Discontinued Inventory Reserve—Loss on sale/disposal of Excess and Discontinued Inventory.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 27, 2008, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 27, 2008. Management reviewed the results of their assessment with our Audit Committee. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of our current directors and executive officers:

Name	Age	Position
Thomas Myers	60	Chief Executive Officer and Director
Martin J. Matthews	37	Chief Financial Officer
Norman Hullinger	49	Executive Vice President and Chief Operating Officer
Girisha Chandraraj	33	Senior Vice President of Marketing
Christopher Blakeslee	31	Vice President of Sales

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

Martin J. Matthews, Chief Financial Officer, was named Chief Financial Officer in October 2007 and served as Corporate Controller of Broder since 2003. Mr. Matthews has responsibility for the Company’s accounting, financial reporting, corporate taxation, risk management, credit and collections, treasury and budgeting and planning activities. He was also actively involved in the merger integration and acquisition activities of Broder prior to being named CFO. Prior to joining Broder, Mr. Matthews worked at UbiquiTel Inc. and Internet Capital Group, Inc., and he began his career with Ernst & Young LLP.

Norman Hullinger, Executive Vice President and Chief Operating Officer, has responsibility for distribution and call center operations as well as information technology and purchasing and inventory management. Mr. Hullinger severed as Senior Vice President of Operations of Broder since November 2005 and joined Broder in March 2003 as Vice President of Operations. Previously, Mr. Hullinger was Senior Vice President of Operations of UBID, an online retailer, and a Vice President at Yahoo.

Girisha Chandraraj, Senior Vice President of Marketing, has served as Senior Vice President of Marketing of Broder since August 2008 has responsibility direct for marketing activities of the Company. Mr. Chandraraj previously served as Vice President of Broder Bros., Co. since December 2006 and joined Broder in September 2006. Prior to joining Broder, Mr. Chandraraj was a Managing Consultant with Marakon Associates in New York where he advised senior management in the pharmaceutical industry. He also worked for Ann Taylor as Director of Strategic and Financial Projects to identify strategic divisional initiatives and he began his consulting career working for a retail and consumer products consulting firm, Kurt Salmon Associates advising to major retail organizations.

Christopher Blakeslee, Vice President of Sales, has direct responsibility for the sales activities for the Alpha, Broder and NES divisions. Mr. Blakeslee joined Broder as Vice President of Sales for the Alpha division in August 2007 and was named Vice President of Sales in May 2008. Prior to joining Broder, Mr. Blakeslee was Vice President of Sales and Marketing – Northeast Region for the Industrial Distribution Group and previously was Director of Corporate Quality for Sandvik Tooling NAFTA, a subsidiary of Sandvik AB, where he was responsible for strategic initiatives and acquisition integrations. Prior to Sandvik, Mr. Blakeslee held various management positions in the industrial manufacturing industry.

Code of Ethics

In 2006, we adopted a code of ethics for our chief executive officer, chief financial officer and senior financial managers. The Code of Ethics can be viewed by selecting “Code of Ethics” on our corporate website at www.broderbrosco.com.

Board of Directors and Standing Committees

Our board of directors is currently elected pursuant to the terms of a our certificate of incorporation, which provides that our CEO will be a board member, former holders of 2010 Notes who exchanged such notes in the Exchange Offer are entitled to elect 3 directors and funds affiliated with Bain Capital will be entitled to elect one director. Mr. Myers is currently our only board member. Messrs. Edward Conard, Seth Meisel and Stephen Zide resigned as members of our board of directors in connection with the Exchange Offer. We do not have a nominating committee. Prior to the consummation of the Exchange Offer, we had a compensation committee and audit committee, each of which was comprised of Messrs. Conard and Meisel. Our board of directors had not determined whether either Messrs. Conard or Meisel qualify as an “audit committee financial expert” as defined under Item 407(d) (5) of Regulation S-K. We are not certain which committees, if any, we will have following the Exchange Offer, and we are not certain which directors will serve on those committees. We do not have any securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, which would impose requirements on us as to the composition of our audit committee or compensation committee.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Policies following the Exchange Offer

We are not certain whether we will have a compensation committee in the future or, if we do, which directors will serve on that committee. Other than the adoption of the new management equity incentive plan described below, we have not yet devised compensation policies and practices for our company following the Exchange Offer, and therefore our future policies may change from those described below. We expect the new board to review all of our policies, and therefore significant changes in our policies may result from this review.

Compensation Committee Membership and Organization

Prior to the consummation of the exchange offer, two directors, Messrs. Conard and Meisel, serve on our Compensation Committee (the “Committee”). Compensation decisions for 2008 regarding our executive officers were made by the Committee. In addition, Mr. Myers participated in discussions with the Committee concerning executive officer compensation, other than his own. The Committee has general supervisory power over, and the power to grant options under, our 2000 Stock Option Plan and our 2004 Executive Stock Option Plan. In addition, the Committee set the compensation of our Chief Executive Officer, reviewed and took action on the recommendations of the Chief Executive Officer as to the compensation of our other executive officers, approves the grants of any bonuses to officers, and reviews our compensation strategy for other compensation matters generally.

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

Setting Executive Compensation

Based on the foregoing objectives, the Committee has structured the Company’s annual executive compensation to motivate executives to achieve the business goals set by the Board and to reward the executives for achieving such goals. The base salaries, targeted bonus amounts and equity incentive awards established for or granted to the Company’s executive officers are based, in part, on the Committee’s understanding of the Company’s current financial position, compensation amounts and forms paid to persons in comparable roles performing at comparable levels at other companies in the same or related industries, the Company’s need to attract and retain key personnel for whom the Company must compete in the market for such talent. Such amounts reflect the subjective discretion of the Committee based on these factors as well as the evaluation of Company’s current and anticipated future performance, the experience of each executive officer and the contribution of the officer to such performance, and the contribution of the individual executive officers to the Company in areas not necessarily reflected in the Company’s financial performance. The Committee did not allocate between current and long-term compensation. Equity awards are typically granted to executives upon promotion to Vice President or to new employees hired as a Vice President. The timing of the grant is typically when an independent third party valuation of the Company’s enterprise value has been completed.

Components of Executive Compensation for Fiscal Year 2008

For the fiscal year ended December 27, 2008, the principal components of compensation for our executive officers were:

Base Salaries. Base salary is established based on the experience, skills, knowledge and responsibilities required of the executive officers in their roles. When establishing 2008 base salaries of the executive officers, a number of factors were considered, including the years of service of the individual, the individual’s duties and responsibilities, the ability to replace the individual and the base salary at the individual’s prior employment. Salary levels are typically reviewed upon a promotion or other change in job responsibility. The Company’s 2008 base salaries were established subjectively by the Committee based on the factors noted above. During 2008, the Company did not increase base salaries over fiscal 2007 levels except in the case of one individual who was promoted to a new position in 2008.

Management Bonus Plan. Annual bonuses are normally intended to provide an incentive for improved Company performance in the short term. Under the bonus plan, payment is calculated using individual bonus target percentages (expressed as a percentage of base salary) and is adjusted at the Compensation Committee’s discretion based in individual performance. Annual target cash bonuses are determined initially as a percentage of each executive officer’s base salary for the fiscal year. The target cash bonus is established by the individual’s level of responsibility. The Chief Executive Officer’s target bonus is 100% of base salary and target bonuses for Vice Presidents range from 30% to 50% of base salary. Corporate performance is based primarily on the amount of EBITDA, adjusted for certain expenses deemed by the Committee to be non-recurring, achieved during the year, as well as performance in managing working capital. If the amount of EBITDA achieved is less than 80% of the Company’s budget that had been approved by the Board of Directors, no management bonuses are earned and any bonus awards are made at the Compensation Committee’s discretion.

Long-Term Incentive Compensation. Prior to the Exchange Offer, long-term incentive compensation was awarded by the Compensation Committee through awards under our 2000 Stock Option Plan and our 2004 Executive Stock Option Plan. Each of these awards was cancelled in connection with the Exchange Offer. We plan to put a new management incentive equity plan in place following the Exchange Offer. This plan will provide for the grant of nonqualified stock options to our directors, officers and employees and other persons who provide services to us. A total of 7.5% of the shares of new common stock issued and outstanding upon the completion of the Exchange Offer will be reserved for issuance under this plan.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee was previously comprised of Messrs. Conard and Meisel. Compensation decisions for 2008 regarding our executive officers were made by the Compensation Committee. In addition, Mr. Myers participated in discussions with the Committee concerning executive officer compensation, other than his own.

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

Thomas Myers. We have entered into an employment agreement with Mr. Myers, dated September 1, 2006, under which Mr. Myers has agreed to serve as our Chief Executive Officer and President. The agreement provides that Mr. Myers shall be paid an annual base salary of $350,000 and shall be subject to the review of the Board on an annual basis. Mr. Myers received a one-time payment of $66,667 upon execution of his employment agreement. The agreement entitles Mr. Myers to receive reimbursement for all reasonable expenses incurred by him in the course of performing his duties and responsibilities. The agreement entitles Mr. Myers to participate in a bonus plan to earn at least 100% of his base salary as a target bonus. The agreement also entitled Mr. Myers to receive reimbursement for all reasonable expenses for moving expenses if, within twelve months from the date of the employment agreement, Mr. Myers relocated his permanent residence to the Philadelphia, PA area. If Mr. Myers’s employment is terminated by us without cause, we are obligated to pay Mr. Myers any unpaid base salary through the date of termination, any accrued vacation pay, annual bonus earned but not yet paid, pro-rata share of the target bonus, a waiver of the costs of COBRA for 18 months, and severance equal to two years’ base salary at the salary rate in effect at the date of termination plus two years’ target bonus. If Mr. Myers’s employment is terminated by Mr. Myers for good reason, we are obligated to pay Mr. Myers any unpaid base salary through the date of termination, any accrued vacation pay, any annual bonus earned but not yet paid, pro-rata share of the Target Bonus, a waiver of the costs of COBRA for one year, and severance equal to one years’ base salary at the salary rate in effect at the date of termination plus one years’ target bonus. If Mr. Myers’s employment is terminated by us with cause or by Mr. Myers without a good reason, we are obligated to pay Mr. Myers any unpaid base salary through the date of termination. During the employment period and for the eighteen months thereafter, Mr. Myers is prohibited from directly or indirectly competing with us.

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

Norman Hullinger. We have entered into an employment agreement with Mr. Hullinger, dated May 20, 2004, under which Mr. Hullinger has agreed to serve as our Vice President, Operations. The agreement provided that Mr. Hullinger shall be paid $200,000 per annum and shall be subject to the review by the Board on an annual basis commencing January 1, 2005. In November 2005, Mr. Hullinger was promoted to Senior Vice President of Operations and his base salary increased to $220,000 per annum. The agreement entitles Mr. Hullinger to receive reimbursement for all reasonable expenses incurred by him in the course of performing his duties and responsibilities. The agreement further entitles Mr. Hullinger to participate in a bonus plan to earn at least 50% of his base salary as the target bonus. If Mr. Hullinger’s employment is terminated by us without cause or terminated by Mr. Hullinger with good reason, we are obligated to pay Mr. Hullinger any unpaid base salary through the date of termination, any accrued vacation pay, annual bonus earned but not yet paid, pro-rata share of the target bonus, a waiver of the costs of COBRA for one year, and severance equal to one years’ base salary at the salary rate in effect at the date of termination. If Mr. Hullinger’s employment is terminated by us for cause or by Mr. Hullinger without good reason, we are obligated to pay Mr. Hullinger any unpaid base salary through the date of termination. During the employment period and for the twelve months thereafter, Mr. Hullinger is prohibited from directly or indirectly competing with us. In February 2009, Mr. Hullinger was promoted to Executive Vice President and Chief Operating Officer. The terms of Mr. Hullinger’s employment agreement remain unchanged.

Girisha Chadraraj. We have entered into an employment agreement with Mr. Chandraraj, dated December 26, 2007, which was amended September 22, 2008, under which Mr. Chandraraj has agreed to serve as our Vice President of Marketing. The agreement provided that Mr. Chandraraj shall be paid $220,000 per annum and shall be subject to the review by the Board on an annual basis commencing January 1, 2009. The agreement entitles Mr. Chandraraj to receive reimbursement for all reasonable expenses incurred by him in the course of performing his duties and responsibilities. The agreement further entitles Mr. Chandraraj to participate in a bonus plan to earn at least 50% of his base salary as the target bonus. If Mr. Chandraraj’s employment is terminated by us without cause or terminated by Mr. Chandraraj with good reason, we are obligated to pay Mr. Chandraraj any unpaid base salary through the date of termination, any accrued vacation pay, annual bonus earned but not yet paid, pro-rata share of the target bonus, a waiver of the costs of COBRA for one year, and severance equal to one years’ base salary at the salary rate in effect at the date of termination. If Mr. Chandraraj’s employment is terminated by us for cause or by Mr. Chandraraj without good reason, we are obligated to pay Mr. Chandraraj any unpaid base salary through the date of termination. During the employment period and for the twelve months thereafter, Mr. Chandraraj is prohibited from directly or indirectly competing with us.

Christopher Blakeslee. We have entered into an employment agreement with Mr. Blakeslee, dated May 12, 2009, under which Mr. Blakeslee has agreed to serve as our Vice President of Sales. The agreement provides that Mr. Blakeslee shall be paid $200,000 per annum and shall be subject to the review by the Board on an annual basis commencing January 1, 2009. The agreement entitles Mr. Blakeslee to receive reimbursement for all reasonable expenses incurred by him in the course of performing his duties and responsibilities. The agreement further entitles Mr. Blakeslee to participate in a bonus plan to earn at least 40% of his base salary as the target bonus. If Mr. Blakeslee’s employment is terminated by us without cause or terminated by Mr. Blakeslee with good reason, we are obligated to pay Mr. Blakeslee any unpaid base salary through the date of termination, any accrued vacation pay, annual bonus earned but not yet paid, pro-rata share of the target bonus, a waiver of a portion of the costs of COBRA for six months, and severance equal to six months’ base salary at the salary rate in effect at the date of termination. If Mr. Blakeslee’s employment is terminated by us for cause or by Mr. Blakeslee without good reason, we are obligated to pay Mr. Blakeslee any unpaid base salary through the date of termination. During the employment period and for the twelve months thereafter, Mr. Blakeslee is prohibited from directly or indirectly competing with us.

Option Plans

The Company adopted a Stock Option Plan (the “2000 Plan”) effective with the May 2000 recapitalization under which officers, key employees, and non-employee directors or consultants may be granted options to purchase shares of the Company’s authorized but unissued Class A and Class L common stock. In fiscal 2004, the Company adopted the 2004 Executive Stock Option Plan (the “2004 Plan”) under which present and future executives, directors, consultants or advisers of the Company or its subsidiaries may be granted options to purchase shares of the Company’s authorized but unissued Class B and Class L, Series 3 or 4 common stock. All of the options issued under these plans were canceled in connection with the Exchange Offer. We plan to put a new management incentive equity plan in place following the Exchange Offer. This plan will provide for the grant of nonqualified stock options to our directors, officers and employees and other persons who provide services to us. A total of 7.5% of the shares of new common stock issued and outstanding upon the completion of the Exchange Offer will be reserved for issuance under this plan.

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

Accounting for Stock-Based Compensation

Beginning on December 26, 2004, we adopted SFAS No. 123R, “Share-Based Payment.”

Summary Compensation Table

The following table sets forth information concerning compensation paid with respect to our chief executive officer and chief financial officer during 2008 as well as the other named executive officers in 2008.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(3) ($)	Non-Stock Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation(2) ($)	Total ($)
Thomas Myers Chief Executive Officer and President	2008	350,000	—	—	—	—	—	5,223	355,223
	2007	350,000	131,000	—	—	—	—	4,846	485,846
	2006	109,038	67,000		1,001,611			66,667	1,224,316

Martin Matthews (1) Chief Financial Officer	2008	220,000	—	—	—	—	—	4,400	224,400
	2007	193,154	41,000	—	—	—	—	3,863	238,017

Norman Hullinger Executive Vice President and Chief Operating Officer	2008	220,000	—	—	—	—	—	6,600	226,600
	2007	220,000	41,000	—	—	—	—	6,600	267,600
	2006	219,231	75,000	—	—	—	—	9,746	303,977

Girisha Chandraraj Senior Vice President of Marketing	2008	201,539	—	—	—	—	—	4,002	205,541
	2007	190,000	24,000	—	—	—	—	3,946	217,946

Christopher Blakeslee Vice President of Sales	2008	200,000	—	—	—	—	—	4,615	204,615

(1)	Mr. Matthews was named Chief Financial Officer in October 2007. Prior to that time, he served as Interim Chief Financial Officer since December 2006.
(2)	Mr. Myers’ “All Other Compensation” for fiscal 2006 consists of a signing bonus paid immediately following execution of his employment agreement on September 1, 2006. “All Other Compensation” for Messrs. Matthews, Hullinger, Chandraraj and Blakeslee includes matching contributions under the 401(K) savings plan.
(3)	Reflects the grant date fair value calculated in accordance with FAS 123(R). See Note 11 to the Financial Statements for a discussion of the relevant assumptions used in calculating the grant date fair value pursuant to FAS 123(R).

Grants of Plan-Based Awards

There were no stock options granted to the named executive officers during fiscal year 2008.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes all outstanding equity awards for the named executive officers at December 27, 2008:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
Thomas Myers
Class B (1)	444,926	444,926	0.1944	11/13/2016
Class L-3 (1)	47,945	47,944	23.8000	11/13/2016
Class L-4 (1)	41,718	41,717	17.4700	11/13/2016

Martin Matthews
Class B (2)	79,098	—	0.1944	11/22/2014
Class L-3 (2)	8,523	—	15.750	11/22/2014
Class L-4 (2)	7,416	—	13.690	11/22/2014

Norman Hullinger
Class A, Tranche I (3)	30,000	—	0.1944	04/02/2013
Class A, Tranche II (3)	30,000	—	3.4100	04/02/2013
Class B (4)	237,294	—	0.1944	04/21/2014
Class L-3 (4)	25,570	—	15.750	04/21/2014
Class L-4 (4)	22,249	—	13.690	04/21/2014

Girisha Chandraraj
Class B (5)	39,549	39,549	0.1944	12/2/2016
Class L-3 (5)	4,262	4,261	23.800	12/2/2016
Class L-4 (5)	3,708	3,708	17.470	12/2/2016

(1)	These options vest in four annual installments beginning on January 1, 2007.
(2)	These options vest in four annual installments beginning on December 8, 2003.
(3)	These options vest in four annual installments beginning on March 3, 2004.
(4)	These options vest in four annual installments beginning on September 22, 2003.
(5)	These options vest in four annual installments beginning on December 5, 2007.

Termination and Change of Control Agreements

In the event a named executive officer was terminated by the Company without cause, such officer would be entitled to cash payments of any unpaid base salary through the date of termination and any accrued vacation pay. The table below shows the estimated payments that would have been made to the named executive officers upon an termination of employment other than for cause, assuming the termination occurred on last day of the Company’s 2008 fiscal year. Additional information regarding termination benefits for named executive officers may be found under “Employment Agreements” elsewhere within this “Item 11—Executive Compensation.”

Name	Cash Severance	Pro-Rata Bonus	COBRA Premiums	Total
Thomas Myers Chief Executive Officer and President	$1,400,000	$350,000	$27,000	$1,777,000

Norman Hullinger Executive Vice President and Chief Operating Officer	$220,000	$110,000	$18,000	$348,000

Martin Matthews Chief Financial Officer	$220,000	$110,000	$18,000	$348,000

Girisha Chandraraj Senior Vice President of Marketing	$220,000	$110,000	$18,000	$348,000

Christopher Blakeslee Vice President of Sales	$100,000	$40,000	$9,000	$149,000

There are no change of control provisions within any executive’s employment agreement.

Option Exercises and Stock Vested

There were no stock options exercised during fiscal year 2008.

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

As of May 15, 2009, the issued and outstanding stock of Broder consisted of: (1) 9,695,252 shares of Class A common stock, par value $0.01 per share; (2) 28,709,993 shares of Class B common stock, par value $0.01 per share; and (3) 7,371,919 shares of Class L common stock, of which 963,637 shares are Class L common stock, Series 1, par value $0.01 per share; 931,635 shares are Class L common stock, Series 2, par value $0.01 per share; 2,784,735 shares of Class L common stock, Series 3, par value $0.01 per share; and 2,691,912 shares of Class L common stock, Series 4, par value $0.01 per share. Only shares of Class A common stock have voting rights. The Class B common stock and each series of Class L common stock are the same as the Class A common stock except that the Class B common stock and each series of Class L common stock are nonvoting, and each series of Class L common stock is entitled to a preference over the Class A common stock and Class B common stock with respect to any distribution by Broder to holders of its capital stock. After payment of such preference amount, each share of Class A common stock, Class B common stock and Class L common stock shares equally in all distributions by Broder to holders of its common stock. In connection with the Exchange Offer, on May 20, 2009 we converted to a Delaware corporation, all of our issued and outstanding shares of Class A common stock and Class B common stock were cancelled and all of our issued and outstanding shares of Class L common stock were converted into our new common stock. Noteholders who exchanged 2010 Notes in the Exchange Offer currently hold 96% of our common stock and our pre-Exchange Offer stockholders hold 4% of our issued and currently outstanding common stock and warrants to purchase 12% of our common stock on a fully diluted basis (including dilution due to the new management incentive plan we plan to implement).

Unless otherwise noted, the following table sets forth certain information regarding the ownership of common stock as of May 15, 2009, by (1) the beneficial owners of more than 5% of our common stock, (2) each current director and named executive officer and (3) all of our current directors and executive officers as a group. In connection with the Exchange Offer, on May 20, 2009 we issued 96% of our new common stock to holders of 2010 Notes who tendered such notes in the exchange offer. Our shareholders who held our common stock prior to the exchange offer received 4% of our new common stock on a pro rata basis according to the liquidation value of their Class L common stock and received warrants to purchase 1,474,201 shares of our common stock.

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

	Shares Beneficially Owned
	Class A Common Stock			Class B Common Stock			Class L Common Stock, Series 1			Class L Common Stock, Series 2			Class L Common Stock, Series 3			Class L Common Stock, Series 4
Name and Address	Number of Shares		Percentage of Class	Number of Shares		Percentage of Class	Number of Shares		Percentage of Class	Number of Shares		Percentage of Class	Number of Shares		Percentage of Class	Number of Shares		Percentage of Class
Principal Stockholders:
Bain Capital Fund VI, L.P. and Related Entities(1)	8,553,957	(7)	87.0%	—		—	944,667	(10)	88.2%	821,966	(12)	88.2%	—		—	—		—
Bain Capital Fund VII, L.P. and Related Entities(2)	—		—	28,455,467	(9)	94.4%	—		—	—		—	3,066,321	(14)	94.4%	2,668,044	(15)	94.4%
Michael Brode(3)	1,060,989	(8)	10.8%	—		—	117,172	(11)	10.9%	101,952	(13)	10.9%	—		—	—		—
Directors and Named Executive Officers:
Edward Conard(4)	—		—	—		—	—		—	—		—	—		—	—		—
Stephen Zide(5)	—		—	—		—	—		—	—		—	—		—	—		—
Seth Meisel(6)	—		—	—		—	—		—	—		—	—		—	—		—
Thomas Myers(16)	—		—	667,389		2.2%	—		—	—		—	71,917		2.2%	62,576		2.2%
Martin Matthews(17)	—		—	79,098		*	—		—	—		—	8,523		*	7,416		*
Norman Hullinger(18)	60,000		*	254,236		*	—		—	—		—	27,396		*	23,837		*
Girisha Chandraraj(19)	—		—	39,549		*	—		—	—		—	4,262		*	3,708		*
All Directors and Executive Officers as a Group (Eight persons)	60,000		*	1,040,272		3.4%	—		—	—		—	112,098		3.4%	97,537		3.4%

*	Less than one percent.
(1)	The address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.
(2)	The address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.
(3)	The address is 25855 Franklin Park Drive, Franklin, Michigan 48025.
(4)

Mr. Conard is a limited partner of Bain Capital Partners VI, L.P. (“BCP VI”) (whose managing partner is Bain Capital Investors LLC, a Delaware limited liability company (“BCI”)), which is the general partner of Bain Capital Fund VI, L.P. (“Fund VI”). In addition, Mr. Conard is a general partner of BCIP Associates II (“BCIP II”) and BCIP Trust Associates II (“BCIP Trust II”). The managing partner of each of BCIP II and BCIP Trust II is BCI. Mr. Conard is a general partner in BCIP Associates III, LLC (“BCIP III”) and BCIP T Associates III, LLC (“BCIP T III”), and limited partner in Bain Capital Partners VII, L.P. (“BCP VII”), which is the general partner of

Bain Capital Fund VII, L.P. (“Fund VII”). Mr. Conard is also a member and managing director of Bain Capital Investors, LLC (“BCI”), which is the managing partner of BCP VII. In such capacities, Mr. Conard has a pecuniary interest in certain of the shares held by the Bain Entities, as defined below. Mr. Conard’s address is c/o Bain Capital, LLC, 590 Madison Avenue, 42nd Floor, New York, New York 10022. Mr. Conard resigned as a director on May 20, 2009.

(5)

Mr. Zide is a limited partner of BCP VI, which is the general partner of Fund VI. In addition, Mr. Zide is a general partner of BCIP II, BCIP Trust II, BCIP Associates II-B (“BCIP II-B”) and BCIP Trust Associates II-B (“BCIP Trust II-B”). The managing partner of each of BCIP II, BCIP Trust II, BCIP II-B and BCIP Trust II-B is BCI. Mr. Zide is a general partner in BCIP III and BCIP T III, and also limited partner in BCP VII. Mr. Zide is also a managing director of BCI. In such capacities, Mr. Zide has a pecuniary interest in certain of the shares held by the Bain Entities. Mr. Zide’s address is c/o Bain Capital, LLC, 590 Madison Avenue, 42nd Floor, New York, New York 10022. Mr. Zide resigned as a director on May 20, 2009.

(6)

Mr. Meisel is a Principal of BCI. In such capacities, Mr. Meisel has a pecuniary interest in certain of the shares held by the Bain Entities. Mr. Meisel’s address is c/o Bain Capital, LLC, 590 Madison Avenue, 42nd Floor, New York, NY 10022. Mr. Meisel resigned as a director on May 20, 2009.

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

(16)

Includes exercisable options that are currently exercisable or exercisable within 60 days to purchase: (i) 667,389 shares of Class B common stock, (ii) 71,917 shares of Class L common stock, Series 3 and (iii) 62,576 shares of Class L common stock, Series 4.

(17)

Includes exercisable options that are currently exercisable or exercisable within 60 days to purchase: (i) 79,098 shares of Class B common stock, (ii) 8,523 shares of Class L common stock, Series 3 and (iii) 7,416 shares of Class L common stock, Series 4.

(18)

Includes exercisable warrants and/or options that are currently exercisable or exercisable within 60 days to purchase: (i) 60,000 shares of Class A common stock, (ii) 254,236 shares of Class B common stock, (iii) 27,396 shares of Class L common stock, Series 3 and (iv) 23,837 shares of Class L common stock, Series 4.

(19)

Includes exercisable options that are currently exercisable or exercisable within 60 days to purchase: (i) 39,549 shares of Class B common stock, (ii) 4,262 shares of Class L common stock, Series 3 and (iii) 3,708 shares of Class L common stock, Series 4.

Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our previous equity compensation plans:

	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan category:
Equity compensation plans approved by security holders
Class A Common Stock	132,000	$1.8000	718,000
Class B Common Stock	1,759,206	$0.1944	2,195,691
Class L, Series 3 Common Stock	189,566	$20.9078	236,608
Class L, Series 4 Common Stock	164,946	$16.1119	205,874
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	2,245,718	$3.2942	3,356,173

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Shareholders Agreement

Prior to the Exchange Offer, Broder, investment funds and others affiliated with Bain Capital, (the “Bain Entities”), and the management stockholders were party to an amended and restated shareholders agreement. This Stockholders Agreement was terminated in connection with the Exchange Offer.

Advisory Agreement

In connection with the Alpha acquisition, we amended and restated our existing advisory services agreement with Bain Capital. The current agreement is a discretionary, contingency-based agreement, subject to certain limitations set forth therein. Bain Capital also received a fee of $1.5 million for fiscal 2005. For each full fiscal year beginning in 2006, Bain Capital may be paid a fee up to an annual maximum of $3.0 million at the discretion of Broder’s board of directors. Bain received a fee of $3.0 million for fiscal year 2006. No fee was earned in fiscal 2008 or 2007 as the minimum EBITDA hurdle was not reached. Before any such management fees may be paid, EBITDA, as defined in the amended and restated advisory agreement, after giving effect to payment of the management fee, must be greater than $52.0 million for Bain Capital to earn a fee. In an event of a change of control or initial public offering prior to the ten year period, Bain Capital has the right to terminate the agreement and receive a lump sum payment equivalent to three years of advisory fees. The agreement also requires Broder to pay investment banking fees in the amount of one percent of certain prescribed transactions, part of which could be used to offset the advisory fee otherwise due. We believe that the terms of such amended and restated advisory agreement with Bain Capital are no less favorable than those that could have been obtained pursuant to a similar agreement with an unrelated third party.

There were no payments for advisory services for the fiscal years ended December, 2008, 2007 and 2006. Bain Capital was paid an advisory fee of approximately $0.1 million upon the completion of the Amtex acquisition in September 2006. The Advisory Agreement was cancelled in connection with the Exchange Offer.

REGISTRATION AGREEMENT

In connection with the acquisition of Alpha, Broder and all of its equity holders (including the Bain Entities) entered into an amended and restated registration agreement on substantially identical terms to the registration agreement entered into in connection with the May 2000 recapitalization. The amended and restated registration rights agreement was terminated in connection with the Exchange Offer.

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

DIRECTOR INDEPENDENCE

The Company has no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association which has requirements that a majority of its board of directors be independent, and therefore has not made any determination as to whether its board members are independent.

POLICIES AND PROCEDURES FOR RELATED PARTY TRANSACTIONS

As a private company, our board of directors generally reviews our related party transactions, although we have not historically had formal policies and procedures regarding the review and approval of related party transactions.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Accountants for 2008 and 2007

The amounts shown below represent the fees billed by PricewaterhouseCoopers LLP for professional services rendered in respect to the fiscal years ended December 31, 2008 and 2007.

	(in thousands)
	2008 Fees	2007 Fees
Audit Fees	$763	$667
Audit Related Fees	—	49
Tax Fees	—	—

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements. See Index to Financial Statements included in Item 8 attached hereto.

2. Financial Statements Schedule. See Index to Financial Statements included in Item 8 attached hereto.

(b)	Exhibits[1]

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated July 12, 2003, by and among Broder Bros., Co., all of Alpha’s existing stockholders and bondholders and FNL Management Corp. (1)

2.2	Amendment No. 1 to Stock Purchase Agreement, dated July 24, 2003, by and among Broder Bros., Co., all of Alpha’s existing stockholders and bondholders and FNL Management Corp. (1)

2.3	Amendment No. 2 to Stock Purchase Agreement, dated September 19, 2003, by and among Broder Bros., Co., all of Alpha’s existing stockholders and bondholders and FNL Management Corp. (1)

2.4	Agreement and Plan of Merger by and among NES Clothing Company Holdings Trust, the shareholders of NES Clothing Company Holdings Trust, NES Acquisition Corp and Broder Bros., Co. dated as of August 30, 2004. (2)

2.5	Securities Purchase Agreement by and among Broder Bros., Co. and the purchasers listed therein, dated August 31, 2004. (2)

3.1	Articles of Incorporation of Broder Bros., Co., as amended and restated by Certificate of Amendment dated September 22, 2003. (1)

3.2	By-laws of Broder Bros., Co. (1)

4.1	Indenture, dated as of September 22, 2003, among Broder Bros., Co., Alpha Shirt Company, Alpha Shirt Holdings, Inc., ASHI, Inc., TSM Acquisition Co., and Wachovia Bank, National Association, as Trustee (the “2010 Indenture”). (1)

4.2	Supplemental Indenture, dated as of September 30, 2004, among NES Clothing Company Holdings Trust, Aprons Unlimited, Inc., Broder Bros., Co. and Wachovia Bank, National Association, as trustee. (3)

10.1	Credit Agreement dated as of September 22, 2003, among Broder Bros., Co., Alpha Shirt Company, Alpha Shirt Holdings, Inc., ASHI, Inc., TSM Acquisition Co., the Lenders named therein, UBS Securities LLC, UBS AG, Cayman Islands Branch, UBS AG, Stamford Branch, and the CIT Group/Commercial Services, Inc. (1)

10.2	Employment Agreement, dated May 3, 2000, between Broder Bros., Co. and Vince Tyra. (1)*

10.3	Employment Agreement, dated May 3, 2000, between Broder Bros., Co. and Howard N. Morof. (1)*

10.4	Deferred Compensation Agreement, dated May 3, 2000, between Broder Bros., Co. and Vince Tyra. (1)*

10.5	Deferred Compensation Agreement, dated May 3, 2000, between Broder Bros., Co. and Michael T. Brode. (1)*

10.6	Employment Letter Agreement, dated October 7, 2003, between Broder Bros., Co. and Howard N. Morof. (1)*

10.7	Employment Agreement, dated December 22, 2003, between Broder Bros., Co. and Joseph G. Putnam. (1)*

10.8	Employment Agreement, dated January 10, 2004, between Broder Bros., Co. and David Hollister. (1)*

10.9	Employment Agreement, dated January 10, 2004, between Broder Bros., Co. and Vincent Tyra. (1)*

10.10	Amended and Restated Employment Agreement, dated February 15, 2005, between Broder Bros., Co. and Mark Barrocas. (3)*

10.11	Description of Management Bonus Plan. (3)

10.12	Employment Agreement, dated May 20, 2004, between Broder Bros., Co. and Norman Hullinger. (4)*

10.13	Severance and First Amendment to Amended and Restated Employment Agreement, dated as of March 10, 2006, by and between Vincent Tyra and Broder Bros., Co. (5)*

[1]	Exhibits to be discussed.

Exhibit No.	Description
10.14	Amended and Restated Credit Agreement dated as of August 31, 2006, among Broder Bros., Co., the Borrowers, the Subsidiary Guarantors, the Lenders, Banc of America Securities LLC, as sole lead arranger and bookrunner, Bank of America, N.A., as Administrative Agent and Collateral Agent for the Secured Parties, Swingline Lender and Issuing Bank, JPMorgan Chase Bank, N.A., as Syndication Agent, and Comerica Bank, General Electric Capital Corporation and LaSalle Bank Midwest, as Co-Documentation Agents (the “Credit Agreement”). (6)

10.15	First Amendment to Credit Agreement, dated as of April 8, 2009

10.16	Second Amendment to Credit Agreement, dated as of April 28, 2009

10.17	Third Amendment to Credit Agreement, dated as of April 28, 2009

10.18	Employment Agreement, dated December 22, 2003, between Broder Bros., Co. and Michael Fabrico. (7)*

10.19	Employment Agreement, dated October 2, 2007, between Broder Bros., Co. and Martin J. Matthews. (8)*

10.20	Employment Agreement, dated December 26, 2007, between Broder Bros., Co. and Girisha Chandraraj. (9)*

10.21	Employment Agreement, dated September 1, 2006, between Broder Bros., Co. and Thomas Myers. (10)*

10.22	Employment Agreement, dated May 12, 2009, between Broder Bros., Co. and Christopher Blakeslee.*

12.1	Calculation of Earnings to Fixed Charges Ratio

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b) (32) of Regulation S-K).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b) (32) of Regulation S-K).

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-110029).
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 31, 2004.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-123991).
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 16, 2006.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 3, 2007.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 6, 2006.
*	Identifies a management or compensatory contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRODER BROS., CO.

May 21, 2009	By:	/S/ THOMAS MYERS
Thomas Myers
Chief Executive Officer and Director
(Principal Executive Officer)

May 21, 2009	By:	/S/ MARTIN J. MATTHEWS
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